Form 10QSB
period 2005-06-30
FREZER, INC.
filed 2005-08-19
CIK 1328888

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-QSB

________________

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                  to

Commission file number

________________

FREZER, INC.

(Exact name of small business issuer as specified in its charter)

________________

NEVADA	20-2777600
(State or other jurisdiction of incorporation or organization)	(IRS employer Identification No.)

1010 University Avenue
Suite 40
San Diego, CA 92103
(619) 702-1404
(Address and Telephone Number of Principal Executive Offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  No X

As of August 9, 2005, 6,035,501 shares of the issuer's Common Stock, $.0001 par value per share, were outstanding.

Transitional Small Business Disclosure Format Yes ☐ No ☒

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Balance Sheet

Statements of Operations (unaudited)

Statement of Changes in Stockholders' Equity

Statements of Cash Flows

Notes to Financial Statements (unaudited)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

FREZER, INC.

UNAUDITED INTERIM FINANCIAL STATEMENTS

For the period commencing May 2, 2005 (inception) and ending June 30, 2005

To the Board of Directors of

Frezer, Inc.

INDEPENDENT ACCOUNTANTS’ REPORT

We have reviewed the accompanying balance sheets of Frezer, Inc. as of June 30, 2005, and the related statements of operations, changes in stockholders’ equity, and cash flows for the period from May 2, 2005 (inception) through June 30, 2005 in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants.  All information included in these financial statements is the representation of management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Our review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 5 to the financial statements, the Company is currently in the development stage.  Because of the Company’s current status and limited operations there is substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to its current status are also described in Note 5.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Armando C, Ibarra

Armando C. Ibarra, CPA-APC

August 16, 2005

Chula Vista, California

FREZER, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

JUNE 30, 2005

                                   ASSETS

CURRENT ASSETS

   Cash                                                                  $   29,915

                                                                         ---------

            Total current assets                                             29,915

                                                                         ---------

Total Assets                                                             $   29,915

                                                                         =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accounts payable                                                     $       0

                                                                         ---------

            Total current liabilities                                            0

                                                                         ---------

Total Liabilities                                                                0

                                                                         ---------

STOCKHOLDERS' EQUITY

    Common stock, $0.001 par value, 100,000,000 shares authorized;

    6,035,501 shares issued and outstanding                                  6,036

    Additional paid-in capital                                              45,164

    Deficit accumulated during the development stage                      (21,285)

                                                                         ---------

            Total stockholders' equity                                      29,915

                                                                         ---------

Total Liabilities and Stockholders' Equity                                $ 29,915

                                                                         =========

The accompanying notes are an integral part of the financial statements

FREZER, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF OPERATIONS FOR THE PERIOD FROM MAY 2, 2005, TO JUNE 30, 2005
REVENUES	$ 0
OPERATING COSTS	21,285
Income (Loss) before provision for income taxes	21,285
Income taxes	0
Net income (loss)	$ (21,285) ================
Net income (loss) per common share,	$ (.0035) ================
Weighted average number of common shares outstanding	6,035,501 ===============

The accompanying notes are an integral part of the financial statements

FREZER, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN SHAREHOLDER EQUITY FOR THE PERIOD FROM MAY2,2005 TO JUNE 30,2005

				Deficit
	Common	Common	Additional	Accumulated	Total
	Stock	Stock	Paid-In	During
	Shares	Amount	Capital	Development
				Stage
Shares issued for cash and services, May 4, 2005	6,035,501	6,036	45,164	-	51,200

Net loss for period				(1,060)	(1,060

Balance, May 20, 2005	6,035,501	6,036	45,164	(1,060)	50,140

Balance, May 21, 2005	6,035,501	6,036	45,164	(1,060)	50,140

Net loss for period				(20,225)	(20,225)

Balance, June 30, 2005	6,035,501	6,036	45,164	(21,285)	29,915

The accompanying notes are an integral part of the financial statements.

FREZER, INC.

 (A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MAY 2, 2005, TO JUNE 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(21,285)
Common stock issued for services	1,000

Net cash provided by (used in) operating activities	(20,285)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	0

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from stock issuance	50,200

Net cash provided by (used in) financing activities	50,200

Net increase (decrease) in cash	29,9155

Cash at beginning of period	0

Cash at end of period	$29,915

FREZER, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

For period commencing May 2, 2005 and ending June 30, 2005

     GENERAL:

 The financial statements of Frezer Inc. (the Company), included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance  with accounting principles generally accepted in the United States of  America.

NOTE 1 INTERIM FINANCIAL STATEMENTS

 The accompanying financial statements have been prepared by Frezer Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been    condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments, which, in the opinion of management, are   necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature.  The results of operations presented in the accompanying condensed  financial statements for the period commencing May 2 and ending June 30, 2005 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2005.

These statements should be read in conjunction with the Company's financial statements for the period commencing with inception and ending May 20, 2004, included in Form 10-SB  filed with the U.S. Securities and Exchange Commission.

NOTE 2. ORGANIZATION AND DESCRIPTION OF BUSINESS

Frezer, Inc. (the “Company”) was incorporated in the State of Nevada on May 2, 2005. The Company's activities to date have consisted primarily of organizational activities. The Company intends to operate in the field of stem cell banking and regenerative medicine.

FREZER, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

For period commencing May 2, 2005 and ending June 30, 2005

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.   Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected a December 31, year-end.

B.   Basic Earnings per (loss) Share

In February 1997, the FASB issued SFAS No. 128, “Earnings Per Share”, which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.  SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share.  The Company has adopted the provisions of SFAS No. 128 effective May 2, 2005 (inception).

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding.  Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

C.   Cash and Cash Equivalents

For purpose of reporting the statement of flows, cash and cash equivalents include highly liquid investments with investments with maturities of three months or less at the time of purchase.

D.    Common Stock

The Company is authorized to issue 100,000,000 shares of common stock at $0.001 par value.

E.    Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

G.   Development Stage

The Company continues to devote substantially all of its efforts in the development of its plan to operate in the field of stem cell banking and regenerative medicine.

H.   Income Taxes

The Company accounts for income taxes under the statement of Financial Accounting Statement No.109, Accounting for Income Taxes,’ (“SFAS109).  Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement-carrying basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates are recognized in the income in the period that included the enactment date.  There were no current or deferred income tax expense or benefits due to the fact that the Company did not have any material operations for the period from May 21, 2005 (inception) through June 30, 2005.

NOTE 4.   WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 5. GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Unanticipated costs and expenses or the inability to generate revenues could require additional financing, which the Company currently plans to seek through equity financing.  To the extent financing is not available, the Company may not be able to, or may be delayed in, developing its business purpose.  The accompanying financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I - Item 1 of this report, and the audited financial statements and notes thereto contained in our Form 10SB previously filed with the Commission and any subsequent amendments to our Form 10SB previously filed with the Commission

We were previously a wholly owned subsidiary of Bio-Matrix Scientific Group, Inc. (“BMXG”), a Delaware Corporation engaged primarily in the development of medical devices. The Board of Directors of BMXG has voted to distribute all Shares of our common stock held by BMXG to holders of BMXG common stock of record as of May 31, 2005, which was the record date. These stockholders received one share of our common stock for every one share(s) of BMXG common stock held on the record date. The distribution was paid on June 15, 2005. . In addition, each BMXG stockholder received, by means of an Information Statement, information regarding the distribution.

 Plan of Operation.

(i) To date, we have engaged primarily in organizational activities. Over the next twelve months, we will require additional funds to pay for the costs of setting up the stem cell banks facility envisioned and developing the proposed product lines. The minor administrative costs for the Company have been and will in all likelihood continue to be borne by the Company's Chairman during 2005, or until such time when we make a more active effort to implement our manufacturing, marketing and distribution plans.

As of  August 15, 2005, We have cash reserves of  $11,030.13 which will not be sufficient to fund our operations over the next twelve months. We believe it will require an estimated $200,000 to $220,000 initially to develop and execute the first phase of our business plan which covers twelve months of operation. In the event that funding can be achieved, we shall endeavor to achieve completion of the following events within the next twelve months:

August to November 2005 –we intend to identify key research personnel and consultants, locate and lease a research laboratory facility, perform tenant improvements, and create budget for equipment.  We estimate that this will require between $35,000 to $45,000.

December 2005 to March 2006 – we intend to identify and lease a stem cell bank location, form alliances with other entities conducting stem cell therapy research, and continue development of our proprietary Cryo-Chip technology. We estimate that this will require approximately $45,000 to $55,000.

April to July 2006 –we intend to lease stem cell bank cryogenic equipment, commence our marketing campaigns, and, if development reaches the stage of reasonable certainty of operation, file our initial patent application on our Cryo-Chip technology and trademark the brand name “Frezer” for use with computerized units for storing biological specimens.  We estimate that this will require approximately $100,000 to $120,000

While we anticipate generation of revenues by December of 2005 through our business activities, primarily cryogenic storage of tissue samples either at our own facility, should we acquire one, or by contracting with existing facilities, we can provide no assurance that we will actually do so.

As the Company’s business model develops and upon realization of revenues, it anticipates attempting to raise further funding of about $1.5 million which will be utilized as follows

Approximately $600, 000 to be utilized to purchase or lease specialized equipment for tooling on the Cryo-Chip

Approximately $325,000 to be utilized to purchase materials related to Cryo-Chip

Approximately $150,000 to be utilized to hire consultants, and to be utilized, if required, toward the  patent applications related to the Cryo-Chip

Approximately $475,000 to be utilized on testing and quality assurance activities

Approximately $250,000 to be utilized for marketing activities such as our web strategy, PR Guide, educational seminars, media advertising and physicians’ guide

At this time, we plan to fund our financial needs through equity private placements of common stock. (No plan of terms, offers or  candidates have yet been established and there can be no assurance that we will be able to raise funds on terms favorable to the company or at all.)

(ii) We anticipate, in the event that funding is obtained and revenues are realized, to engage in the following research and development activities over the next twelve months:

(a)

Development of a stem cell cryogenic research facility, conduct research on stem cell differentiation and expansion.

(b)

Development of our proprietary Cryo-Chip, a cryogenic chip that will greatly reduce storage requirements for stem cells.

(iii)  We anticipate leasing or purchasing, in the event that funding is obtained, an existing stem cell bank or to build a stem cell bank in the event an existing one is not available.

(iv) The Company anticipates hiring 5 additional full time researchers to be led by the Company’s President Geoffrey O’Neill, Ph.D. in conducting regenerative medical research with stem cells.

Item 3.   CONTROLS AND PROCEDURES

(A)   Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer/Principal Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer/Principal Financial Officer has concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered.

(B)   Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company's internal controls during the period commencing with inception and ending June 30, 2005, the Company's Principal Executive Officer and Principal Financial Officer has determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

Item 1: Legal Proceedings

None

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

There have been no matters submitted to a vote of security holders during the  period commencing with inception and ending as of the date of this report through the solicitation of proxies or otherwise.

Item 5.   Other Information

None.

Item 6.   Exhibits

31.1	Certification of Chief Executive Officer

31.2	Certification of Acting Chief Financial Officer

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREZER, INC., a Delaware corporation

Date: August 18, 2005	By: /s/ DavidKoos
David Koos
Chief Executive Officer

Date: August 18, 2005	By: /s/ David Koos
David Koos
Acting Chief Financial Officer