Form 10QSB/A
period 2005-06-30
FREZER, INC.
filed 2005-10-18
CIK 1328888

Amendment No. 1

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

October 17, 2005

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

NOTE 6. DESCRIPTION OF LEASING ARRANGEMENTS

The Company subleases approximately 1900 square feet of office space at a rate of $3818 per month . The sublease is for a period of one year commencing on June 3 2005 and expiring on  June 3, 2006. The sublease does not contain a renewal option. There are no contingent payments which the Company is requires to make. For the period beginning May 21, 2005 and ending on June 30, 2005 the company incurred rental expense of $3818.

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

As the Company’s business model develops and upon realization of revenues, it anticipates attempting to raise further funding of about $1.5 million to $1.8 million which, in the event that $1.8 million is raised, will be utilized as follows, such utilization to commence when and if funding is achieved, of which we can give no assurance.

Approximately $600, 000 to be utilized to purchase or lease specialized equipment for tooling on the Cryo-Chip

Approximately $275,000 to $325,000 to be utilized to purchase materials related to Cryo-Chip

Approximately $150,000 to be utilized to hire consultants, and to be utilized, if required, toward the  patent applications related to the Cryo-Chip

Approximately $300,000 to  $475,000 to be utilized on testing and quality assurance activities

Approximately $175,000 to $250,000 to be utilized for marketing activities such as our web strategy, PR Guide, educational seminars, media advertising and physicians’ guide

Any funds not utilized for the aforementioned activities  shall be utilized for working capital.

At this time, we plan to fund our financial needs through equity private placements of common stock. (No plan of terms, offers or  candidates have yet been established and there can be no assurance that we will be able to raise funds on terms favorable to the company or at all.)

(ii) We anticipate, in the event that funding is obtained and revenues are realized, to engage in the following research and development activities over the period beginning on October 5,  2005 and ending on October 5, 2005,2006  :

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

Item 1: Legal Proceedings

None

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

 On May 4, 2005 Company issued 6,035,501 shares of common stock in exchange for $50,200 in cash and $1,000 of services to Bio-Matrix Scientific Group, Inc., its former parent company.

Item 3.   Defaults Upon Senior Securities

None.

 Item 4.   Submission of Matters to a Vote of Security Holders

There have been no matters submitted to a vote of security holders during the  period commencing with inception and ending as of the date of this report through the solicitation of proxies or otherwise.

Item 5.   Other Information

None.

 Item 6.   Exhibits

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Acting Chief Financial Officer

32.1*	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of Chief Executive Officer

31.4	Certification of Acting Chief Financial Officer

32.3	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
*	Previously Filed

 SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREZER, INC., a Nevada corporation

Date: October 17, 2005	By: /s/ DavidKoos
David Koos
Chief Executive Officer

Date: October 17, 2005	By: /s/ David Koos
David Koos
Acting Chief Financial Officer