Form 10-Q
period 2005-09-30
FREZER, INC.
filed 2005-11-15
CIK 1328888

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-QSB

________________

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

As of November ---, 2005, 6,035,501 shares of the issuer's Common Stock, $.0001 par value per share, were outstanding.

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

Signatures

PART I:

Item 1

Armando C. Ibarra, C.P.A.                                                             Members of the California Society of Certified Public Accountants

Armando Ibarra, Jr., C.P.A., JD                                                     Members of the American Institute of Certified Public Accountants

                                                                                                       Registered with the Public Company Accounting Oversight Board

To the Board of Directors of

Frezer, Inc.

INDEPENDENT ACCOUNTANTS’ REPORT

We have reviewed the accompanying balance sheet of Frezer, Inc. as of September 30, 2005, and the related statements of operations, changes in stockholders’ equity, and cash flows for the three months ended September 30, 2005 in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants.  All information included in these financial statements is the representation of the management of Frezer, Inc.

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

__/s/_ Armando C. Ibarra

Armando C. Ibarra, CPA-APC

November 12, 2005

Chula Vista, California

FREZER, INC.

UNAUDITED INTERIM FINANCIAL STATEMENTS

For the period commencing July 1, 2005 and ending September 30, 2005

FREZER, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

September 30, 2005

                                   ASSETS

CURRENT ASSETS

   Cash                                                                  $   7,965

                                                                         ---------

            Total current assets                                             7,965

                                                                         ---------

Total Assets                                                             $   7,965

                                                                         =========

               LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

    Accounts payable

           Accrued Salaries                                              $  61,688

           Rent Payable

  7,533

      ---------

            Total current liabilities                                       69,221

                                                                          ---------

Total Liabilities                                                           69,221

                                                                          --------

STOCKHOLDERS' DEFICIT

    Common stock, $0.001 par value, 100,000,000 shares authorized;

    6,035,501 shares issued and outstanding                                  6,036

    Additional paid-in capital                                              45,164

    Deficit accumulated during the development stage                      (112,456)

                                                                         ---------

            Total stockholders' deficit                                   (61,256)

                                                                         ---------

Total Liabilities and Stockholders' deficit                              $ (7,965)

                                                                         =========

The accompanying notes are an integral part of the financial statements

FREZER, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF OPERATIONS (unaudited) FOR THE PERIOD FROM JULY 1, 2005, TO SEPTEMBER 30, 2005
REVENUES	$ -
OPERATING COSTS	__________91,171
Income (Loss) before provision for income taxes	91,171
Income taxes	______________-_
Net income (loss)	$ (91,171) ================

FREZER, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(unaudited)
FOR THE PERIOD FROM INCEPTION (MAY 2, 2005)

REVENUES	-
OPERATING COSTS	$112,456
Income (Loss) before provision for income taxes	112,456
Income taxes	-
Net income (loss)	$(112,456)
Net income (loss) per common share,	$(0.02)
Weighted average number of common shares outstanding	6,035,501

The accompanying notes are an integral part of the financial statements

FREZER, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN SHAREHOLDER DEFICIT FOR THE PERIOD FROM

INCEPTION (MAY 2,2005) TO JUNE 30,2005

				Deficit
	Common	Common	Additional	Accumulated	Total
	Stock	Stock	Paid-In	During
	Shares	Amount	Capital	Development
				Stage
Shares issued for cash and services, May 4, 2005	6,035,501	6,036	45,164	-	51,200

Net loss for period				(112,456)	(112,456
Balance, June 30, 2005	6,035,501	6,036	45,164	(112,456)	(61,256)	(21,285)	29,915

The accompanying notes are an integral part of the financial statements.

FREZER, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM INCEPTION
(MAY 2, 2005) TO SEPTEMBER 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(112,456)
Common stock issued for services	1,000
Increase/decrease in accounts payable	69,221

Net cash provided by (used in) operating activities	(42,235)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from stock issuance	50,200

Net cash provided by (used in) financing activities	50,200

Net increase (decrease) in cash	7,965

Cash at beginning of period	-
Cash at end of period	$7,965

The accompanying notes are an integral part of the financial statements

FREZER, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

For period from Inception (May 2, 2005) to ending September 30, 2005

     GENERAL:

 The financial statements of Frezer Inc. (the Company), included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America.

NOTE 1. INTERIM FINANCIAL STATEMENTS

 The accompanying financial statements have been prepared by Frezer Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been    condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments, which, in the opinion of management, are   necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature.  The results of operations presented in the accompanying condensed financial statements for the period from inception (May 2, 2005) to ending September 30, 2005 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2005.

These statements should be read in conjunction with the Company's financial statements for the period commencing with inception (May 2, 2005) and ending May 20, 2005, included in Form 10-SB, as amended, filed with the U.S. Securities and Exchange Commission.

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

For period from Inception (May 2, 2005) to ending September 30, 2005

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

For period from Inception (May 2, 2005) to ending September 30, 2005

F.   Development Stage

The Company continues to devote substantially all of its efforts in the development of its plan to operate in the field of stem cell banking and regenerative medicine.

G.   Income Taxes

The Company accounts for income taxes under the statement of Financial Accounting Statement No.109, Accounting for Income Taxes,’ (“SFAS109).  Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement-carrying basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates are recognized in the income in the period that included the enactment date.  There were no current or deferred income tax expense or benefits due to the fact that the Company did not have any material operations for the period from July 1, 2005 through September 30, 2005.

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

For period from Inception (May 2, 2005) to ending September 30, 2005

NOTE 6. DESCRIPTION OF LEASING ARRANGEMENTS

The Company subleases approximately 1900 square feet of office space at a rate of $3,818 per month . The sublease is for a period of one year commencing on June 3, 2005 and expiring on  June 3, 2006. The sublease does not contain a renewal option. There are no contingent payments which the Company is requires to make. For the period ending on September 30, 2005 the company incurred rental expense of $15,272.

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

Results Of Operations

Three Month Period Ending September 30, 2005

The Company experienced a net loss of $ 91,171  for the three-month period ended September 30, 2005.  All of  $91,171 are related to administrative expenses.

Liquidity And Capital Resources

As of  November 10, 2005, We have cash reserves of  $4,300 which will not be sufficient to fund our operations over the next twelve months. We believe it will require an estimated $200,000 to $220,000 initially to develop and execute the first phase of our business plan which covers twelve months of operation. In the event that funding can be achieved, we shall endeavor to achieve completion of the following events within the next twelve months:

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

Results Of Operations

Three Month Period Ending September 30, 2005

The Company experienced a net loss of $ 91,171  for the three-month period ended September 30, 2005.  All of  $91,171 were related to administrative expenses.

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

Approximately $600, 000 to be utilized to purchase or lease specialized equipment for tooling on the Cryo-Chip

Approximately $275,000 to $325,000 to be utilized to purchase materials related to Cryo-Chip

Approximately $150,000 to be utilized to hire consultants, and to be utilized, if required, toward the  patent applications related to the Cryo-Chip

Approximately $300,000 to  $475,000 to be utilized on testing and quality assurance activities

Approximately $175,000 to  $250,000 to be utilized for marketing activities such as our web strategy, PR Guide, educational seminars, media advertising and physicians’ guide

Any funds not utilized for the aforementioned activities  shall be utilized for working capital

At this time, we plan to fund our financial needs through equity private placements of common stock. (No plan of terms, offers or candidates have yet been established and there can be no assurance that we will be able to raise funds on terms favorable to the company or at all.)

(ii) We anticipate, in the event that funding is obtained and revenues are realized, to engage in the following research and development activities over the period beginning on November 30,  2005 and ending on November 30 ,2006  :

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

(B)   Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company's internal controls during the period commencing on July 1, 2005 and ending September 30, 2005, the Company's Principal Executive Officer and Principal Financial Officer has determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

Item 1: Legal Proceedings

None

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

There have been no matters submitted to a vote of security holders during the  period commencing July 1, 2005 and ending as of the date of this report through the solicitation of proxies or otherwise.

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

FREZER, INC., a Delaware corporation

Date:November 14, 2005	By
/s/David Koos
Chief Executive Officer
Date:November 14, 2005

3