Form 10QSB/A
period 2005-09-20
FREZER, INC.
filed 2005-12-21
CIK 1328888

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-QSB/A

________________

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                  to

Commission file number

_000-51336

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

As of December 10, 2005, 8,018,834 shares of the issuer's Common Stock, $.0001 par value per share, were outstanding.

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

The accompanying notes are an integral part of the financial statements

FREZER, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN SHAREHOLDER DEFICIT FOR THE PERIOD FROM

INCEPTION (MAY 2,2005) TO JUNE 30,2005

				Deficit
	Common	Common	Additional	Accumulated	Total
	Stock	Stock	Paid-In	During
	Shares	Amount	Capital	Development
				Stage
Shares issued for cash and services, May 4, 2005	6,035,501	6,036	45,164	-	51,200

Net loss for period				(112,456)	(112,456
Balance, September 30, 2005	6,035,501	6,036	45,164	(112,456)	(61,256)

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

 Plan of Operation.

(i) To date, we have engaged primarily in organizational activities. Over the next twelve months, we do not anticipate that we will require additional funds to pay for the costs of setting up the stem cell banks facility envisioned and developing the proposed product lines.  The minor administrative costs for the Company have been and will in all likelihood continue to be borne by the Company's Chairman during 2005, or until such time when we make a more active effort to implement our manufacturing, marketing and distribution plans.

Results Of Operations

Three Month Period Ending September 30, 2005

The Company experienced a net loss of $ 91,171  for the three-month period ended September 30, 2005.  All of  $91,171 are related to administrative expenses.

Liquidity And Capital Resources

As of  November 10, 2005, We had  cash reserves of  $4,300 which would  not be sufficient to fund our operations over the next twelve months. We believe it will require an estimated $200,000 to $220,000 initially to develop and execute the first phase of our business plan which covers twelve months of operation. As of December 10, 2005  Frezer has cash reserves of  $303,242, which will be sufficient to fund our operations over the next twelve months although no assurance can be granted.We shall endeavor to achieve completion of the following events within the next twelve months, although no assurance can be given that we will do so.:

December 2005 to January 2005 – Frezer intends to identify key research personnel and consultants, locate and lease a research laboratory facility, perform tenant improvements, and create budget for equipment.  Frezer estimates that this will require between $35,000 to $45,000.

January 2006 to February 2006 – Frezer intends to identify and lease a stem cell bank location, form alliances with other entities conducting stem cell therapy research, and continue development of our proprietary Cryo-Chip technology.  Frezer estimates that this will require approximately $45,000 to $55,000.

March 2006 to April 2006 – Frezer intends to lease stem cell bank cryogenic equipment, commence marketing campaigns, and, if development reaches the stage of reasonable certainty of operation, file our initial patent application on our Cryo-Chip technology and trademark the brand name “Frezer” for use with computerized units for storing biological specimens.  Frezer estimates that this will require approximately $100,000 to $120,000

While Frezer anticipates generation of revenues by June  2006 through our business activities, primarily cryogenic storage of tissue samples either at our own facility, should we acquire one, or by contracting with existing facilities, Frezer can provide no assurance that we will actually do so.

As the Company’s business model develops and upon realization of revenues, it anticipates attempting to raise further funding of about $1.5 million to $1.8 million which, in the event that $1.8 million is raised, will be utilized as follows, such utilization to commence when and if funding is achieved, of which we can give no assurance:

•

Approximately $600, 000 to be utilized to purchase or lease specialized equipment for tooling on the Cryo-Chip.

•

Approximately $275,000 to $325,000 to be utilized to purchase materials related to Cryo-Chip.

•

Approximately $150,000 to be utilized to hire consultants, and to be utilized, if required, toward the patent applications related to the Cryo-Chip.

•

Approximately $300,000 to $475,000 to be utilized on testing and quality assurance activities.

•

Approximately $175,000 to $250,000 to be utilized for marketing activities such as our web strategy, PR Guide, educational seminars, media advertising and physicians’ guide.

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

 Item 1: Legal Proceedings

None

 Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None during the period beginning July 1, 2005  and ending September 30, 2005.

On November 10, 2005, Frezer Inc. closed (the "Closing") the sale of 1,650,000 restricted shares (the "Shares") of our common stock, par value $0.001 per share (the "Common Stock"), at an aggregate purchase price of $247,500 to two purchasers, both of whom are “accredited investors” as “accredited investor” is defined in Rule 501 of Regulation D, promulgated under the Securities Act of 1933, as amended (“Securities Act”).

The net proceeds of the sale, which were  $247,500, will be utilized for general working capital purposes. We estimate that these net proceeds will be sufficient to fulfill our capital needs through December 31, 2006.

No underwriters were retained to serve as placement agents for the sale. The Shares were sold directly through the management of the Company.  No commission or other consideration was paid in connection with the sale of the Shares.

The offer and sale of the Shares was exempt from the registration provisions of the Securities Act by reason of Section 4(2) thereof and Rule 506 of Regulation D thereunder. Management made its determination of the availability of such exemption based upon the facts and circumstances surrounding the offer and sale of the Shares, including the representations and warranties made by the purchasers and the fact that restrictive legends were placed on, and stop transfer orders placed against, the certificates for the Shares.

On November 23, 2005 we closed the sale of an additional 333,333 shares of Common Stock to one purchaser, who was an accredited investor.  The net proceeds of that sale, which were  $100,000, will be utilized for general working capital purposes.  We estimate that these net proceeds, along with proceeds from the aforementioned private placement will be sufficient to fulfill our capital needs through December 31, 2006 and allow further development of our business model at a modestly faster rate than previously anticipated, although no assurance can be given that it will do so.

The offer and sale of the shares of Common Stock was exempt from the registration provisions of the Securities Act by reason of Section 4(2) thereof and Rule 506 of Regulation D thereunder. Management made its determination of the availability of such exemption based upon the facts and circumstances surrounding the offer and sale of the shares of Common Stock, including the representations and warranties made by the purchasers and the fact that restrictive legends were placed on, and stop transfer orders placed against, the certificates for the shares of Common Stock.

No underwriters were retained to serve as placement agents for the sale. The shares of Common Stock were sold directly through the management of the Company. No commission or other consideration was paid in connection with the sale of the shares of Common Stock.

 Item 3.   Defaults Upon Senior Securities

None.

 Item 4.   Submission of Matters to a Vote of Security Holders

There have been no matters submitted to a vote of security holders during the  period commencing July 1, 2005 and ending as of the date of this report through the solicitation of proxies or otherwise.

 Item 5.   Other Information

None.

 Item 6.   Exhibits

31.1	Certification of Chief Executive Officer *

31.2	Certification of Acting Chief Financial Officer*

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.*
31.3	Certification of Chief Executive Officer dated December 20, 2005

31.4	Certification of Acting Chief Financial Officer Dated December 20, 2005 dated December 20, 2005

32.3	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002. dated December 20, 2005

32.4	Certification of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002. dated December 20, 2005

* Previously filed

 SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREZER, INC., a Delaware corporation

Date:December 20, 2005	By
/s/David Koos
Chief Executive Officer
Date:December 20, 2005