Form 10KSB
period 2005-12-31
FREZER, INC.
filed 2006-03-31
CIK 1328888

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2005

-----------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from____    to________

Commission File No.

000-51336

                     Frezer, Inc.

------------------------

(Name of Small Business Issuer as specified in its charter)

NEVADA                                                      20-2777600

                                          -----------------                                                 -----------------

(State or other jurisdiction of organization)      (Employer I.D. No.)

1010 University Avenue

Suite 40

San Diego, CA 92103

-----------------

(Address of Principal Executive Office)

Issuer's Telephone Number, including Area Code:  (619) 702-1404

Securities Registered under Section 12(b) of the Exchange Act: None

Name of Each Exchange on Which Registered:                     None

Securities Registered under Section 12(g) of the Exchange Act: common stock $0.001 par value

Check  whether  the Issuer (1) filed all  reports  required  to be filed by

Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the Company was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.

(1)   Yes  X    No            (2)   Yes  X    No

Indicate by check mark whether the registrant is an  accelerated  filer (as

defined in Rule 12b-2 of the Exchange Act). Yes    No X

---   ---

Indicate by check mark whether the registrant is a shell company (as

defined in Rule 12b-2 of the Exchange Act). Yes    No X

Check if disclosure of delinquent  filers  in  response  to Item 405 of

Regulation S-B is not contained in this form, and no  disclosure  will  be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:

December 31, 2005

$0

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

March 20, 2006 - There are approximately 4,833,218shares of common voting stock of the Company not held by affiliates.  There is currently no public market for Frezer Inc. common stock

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PAST FIVE YEARS)

None, Not applicable.

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date:

As of March 20, 2006 – 14,864,064 shares of the issuer's Common Stock, $.0001 par value per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part

III, Item 13 of this Report.

Transitional Small Business Issuer Format   Yes     No X

                                               PART  I

PART  I

Item 1. Description of Business

(a) Business development. Frezer Inc. was incorporated in the State of Nevada on May 2, 2005.  Frezer was previously a wholly owned subsidiary of Bio-Matrix Scientific Group, Inc. (“BMXG”), a Delaware Corporation engaged primarily in the development of medical devices. The Board of Directors of BMXG voted to distribute all Shares of our common stock held by BMXG to holders of BMXG common stock of record as of May 31, 2005, which was the record date. These stockholders received one share of our common stock for every one share(s) of BMXG common stock held on the record date. The distribution was paid on June 15, 2005.  In addition, each BMXG stockholder received, by means of an Information Statement, information regarding the distribution.

(b) Business of the Company; principal products and services. Our primary company objective is the development of Cryogenic Stem Cell Banks. To date our activities have been primarily organizational in nature and we have yet to expend but nominal amounts on research and development.

Regenerative Medicine and Adult Stem Cell Therapies.

Frezer Inc. is a company that will be working in the area of regenerative medicine, which is the process whereby stem cell therapies are used to mitigate various degenerative conditions and diseases, particularly creating stem cell therapies directed at quality of life issues.  Such therapies are anticipated to be developed that will not only ameliorate bio-deterioration and disease but will also lead towards lifespan extension while maintaining quality of existence in humans.

Regenerative medicine helps natural healing processes to work faster, through the use of special materials coupled with stem cells to re-grow missing or damaged tissue.

Stem cell research potentially offers opportunities for developing new medical treatments for debilitating diseases in the emerging field of Regenerative Medicine.

Stem cells are unspecialized cells that can self-renew indefinitely and also differentiate into more mature cells with specialized functions.

Regenerative Medicine utilizes stem cells and the body’s natural healing processes to repair damaged tissue such as bone, muscle, cartilage and nervous tissue. The future and success of these adult stem cell therapies will depend on the availability of a patient’s own (autologous) stem cells harvested at a time prior to the onset of disease.

Stem cell banking (cryopreservation) at an early age provides the patient the necessary building blocks for future regenerative medical treatments. There are several benefits to autologous regenerative medicine including:

●

There is a low risk of tissue rejection due to the use of the patient's own cells.

●

An on-demand tissue supply for different cellular therapies and lastly, no transplant waitlist, histology match or allogeneic donor disease transmission risk.

●

Stem Cell therapies have already shown significant promise in recent human clinical trials to regenerate bone, heart muscle and nervous tissue as well as in animal studies as a potential treatment for Alzheimer’s disease.

●

Regenerative Medicine clearly should play an important role in finding treatments for diabetes, Parkinson’s disease and other degenerative diseases.

To date, Stem cell banks worldwide have focused on the cryo-storage of stem cells from newborn’s cord blood, which must be harvested immediately after birth. Cord blood contains stem cells that may be more restricted to rebuilding blood components and the immune system than other tissues of the body.

In contrast adipose tissue (fat) contains stem cells (termed mesenchymal stem cells) that can be used to regenerate bone, cartilage, heart muscle and nerve tissue.  This opens the door for future cellular therapies for diseases such as heart attack and stroke that affect so many individuals in later life.

Frezer Inc. plans to introduce the first stem cell bank that will provide the adult population the opportunity to store their own stem cells from adipose (fat) tissue in addition to cord blood. The Company will focus initially on the development of a comprehensive, state-of-the-art, cGMP and cGTP compliant, cryogenic stem cell bank.

Stem cells from fat can be readily harvested by elective liposuction and can be processed in the laboratory and frozen in multiple samples in liquid nitrogen at -196 deg.  Cells can be thawed when needed for a variety of potential cellular therapies. To the best of our knowledge, we will be the only company which will engage in the harvesting of stem cells from fat. We feel this may give cryogenic stem cell banks operated by us a competitive advantage over those operated by our competitors such as Cryo-Cell International.

Specific business objectives:

·

Establish cGMP (Good Manufacturing Practices) and cGTP (Good Tissue Practices) compliant facility licensed by the State of California and registered with the FDA.

·

Develop policies and procedures for the processing stem cells for cryogenic storage.  Initially adult stem cells will be processed from adipose tissue and stored in the facility.   Stem cells from other tissues, such as cord blood, will be processed and stored as strategic alliances are developed with other stem cell companies.

·

Develop specific alliances to provide expansion of stem cells codes for specific regenerative therapies.

·

Establish and grow patient participatory research protocols and programs that will provide (with patient consent) for the use of certain stem cells in stem cell therapy development.

Cryo-Chip:

In addition to our core activities, we are in the process of developing a product, which we call the Cryo-Chip, based on a new application of currently existing technology. The Cryo-Chip is similar to a computer chip that can be used to provide an extensive line of stem cells for research and development. Each Cryo-Chip can hold numerous, defined  stem cells that can be used for different studies allowing  multiple data points to be examined in relatively short periods of time. Each chip then can be store in a cryogenic storage unit. Benefits of this technology include:

•Less abrasive wear to stored specimen.

•Requires only one permanent treatment..

•Elimination of thermal shock to the specimens  through a dry, computer controlled process.

•Increased durability and wear life of chips.

•Relaxation of internal stresses to stored specimens.

•Reduced down time, less maintenance and higher productivity.

•Deep cryo processing which is compatible with other treatments.

Frezer plans to develop, manufacture and market the Frezer Cryo-Chips.  Each chip will have a wide range of temperatures for physicists, chemists, materials scientists and device engineers. Principal users of the Frezer Cryo-Chip will be Research Laboratories. The technology for both cryo and computer chips have been used for years, but the process of combining them together for stem cell research is in its infancy.

Frezer is currently in the concept stage of this product, and there is no assurance as to when or if Frezer will be able to successfully commercialize this product and/or protect our intellectual property related to this product.  Frezer estimates that it will require approximately $1,500,000 to develop and commercialize this product.  If funding becomes available as needed, Frezer estimates commercialization within twelve to eighteen months from receipt of funding but can give no assurance that such commercialization will be achieved within that time frame, if at all.

We currently plan to fund the majority of the product developments from a combination of equity financing and our future cash flow.  We can give no assurance if and when such financing and cash flow might become available to us.

Distribution of Services:

We intend to market our services to the customer primarily through medical professionals.

The overall marketing philosophy comprises three critical components:

a. Clarity in communication to target audience.

b. Sophistication of message.

c. Availability and access to information.

Market Definition and Segmentation:  Frezer has broken its markets into groups according to standard classifications used by market research companies: Doctor’s Offices, Hospitals, Surgery Units, and Plastic Surgery Centers.

There are two key objectives of the marketing strategy:  the first objective is to educate the specialist medical community by creating a system to deliver information on the advancements of stem cell science and potential clinical applications.   It will be important to keep the medical community informed ahead of the general public. The second objective is to ensure that relationships with leaders among the specialist medical community are developed and maintained. Both of these objectives will be achieved through the following initiatives:

Relationship Development Team: A team of skilled relationship management professionals will be responsible for initially creating and ultimately managing our referring client base. This team will be responsible for managing their own referral base through regular personal visits, written and verbal communication.

Annual PR events: Frezer will conduct annual PR events initially in the first year on a state-by-state basis and ultimately on a national basis. These events will be in the form of conferences, family days and sporting events.

Educational Seminars: As with any emerging market there is some misunderstanding in medical circles and the public arena regarding stem cells and their applications. Frezer intend to develop a series of educational programs for medical professionals and the general public that will be conducted on a periodic state-by-state basis.

Launch: It is our intention to conduct a National launch providing us with the necessary timeline to establish relationships with key medical specialists prior to launching the service in the public arena. The launch program will run for a three-month period. It will involve the following:

·

Press conferences with company directors, the medical and scientific advisory committee(s) and

American medical representatives.

·

Press releases in national newspapers

·

Press advertising placement

Distribution of corporate-information brochures via specialist clinics.

Web Strategy: As an abundant source of information on stem cell technology the Internet can sometimes be overwhelming and provide contradictory information on stem cell research. Frezer will provide this information via a comprehensive physician’s resource site where the profession and interested members of the general public can readily access information in a ‘one stop’ site. This site will contain information about stem cells, research projects and medical breakthroughs. The site will also feature a bulletin board for transfer of information amongst users.

Direct Mail: Direct mail will be utilized for the purpose of distributing newsletters, function invitations, seminars and workshop schedules and by the relationship management team prior to personal visits.

PR/Communication Strategy: The importance of coupling the potential ‘newsworthiness’ in conjunction with communicating the correct message to the appropriate target audience is critical.  Frezer will maximize its exposure in the market place through the ongoing placement of press releases and capitalizing on media opportunities. Frezer believes this is best achieved through the appointment of a national public relations (PR) agency to co-ordinate these activities.

Media Advertising: Frezer will utilize media primarily to capitalize on editorial features via Medical Publications.  In addition Frezer will increase our exposure in the marketplace through strategic placement of editorial in local and national press publications.

Marketing Tools: Corporate Information Brochure - Frezer will develop a corporate brochure detailing the services provided by us.  This will be made available to the general public through our clinical networks.

Physician’s Guide: Frezer will also develop a ‘Specialists Guide to Stem Cell Technologies’ in conjunction with relevant medical associations and will seek endorsement from those relevant associations.

Competitive Business Conditions.

Frezer competes against numerous local, regional and national companies.  Some of these companies, such as Cryo-Cell International Inc., California Cryo-Bank, Cord Blood Registry, Inc. and Viacord are competitors who can leverage considerable resources greater than ours to market and sell their services. None of these companies are in any way affiliated with Frezer.

Sources of Material.

Frezer intends to source materials from a variety of vendors as the materials required by us are widely available on competitive terms and conditions.

Patents and Trademarks.

None

Government Regulations.

The Food and Drug Administration (FDA) requires that all human tissue and cellular products be manufactured according to Good Tissue Practice (cGTP). FDA code of Federal regulations 21 CFR part1271 was effective May 2005).  Frezer will manufacture human cellular based products for future, as yet undefined, medical treatments in accordance with this regulation. Good tissue practices requires that all tissue based and cellular products be manufactured to minimize the transmission of diseases including hepatitis and HIV. All tissue banks (including those banking cellular based products) must register with the FDA prior to commencement of such product manufacture and their associated services and be compliant.

Frezer will be required to register with the FDA under the Public Health Service Act because of our ongoing cellular storage business. This requirement applies to all establishments engaged in the recovery, processing, storage, labeling, packaging, or distribution of any Human Cells, Tissues, and Cellular and Tissue-Based Products (HCT/Ps) or the screening or testing of a cell or tissue donor. Stem cell banking is also subject to State Regulations. The company will be applying initially for a California State License.

Registration with the FDA:

Prior to registering Frezer, all building construction and laboratory infrastructure must be complete as well having a comprehensive quality system in place compliant with FDA cGMP and cGTP regulations.  Frezer anticipates locating a facility and completing building and laboratory improvements by March 2006 and a compliant quality system will be in place also at this time, although there is no assurance that Frezer will do so. FDA registration will occur on completion of the above and is considered complete at time of receipt and recording by this Agency.

California State licensure:

Registration for licensure in the State of California is anticipated to occur simultaneously with that of the FDA in March 2006, subject to locating a facility and completing building and laboratory improvements. Registration of Frezer is complete upon receipt of the application and fees by the State of California Department of Health. Licensure by the State occurs after inspection of the facility and takes approximately 2 to 6 weeks after receipt of application.  This would mean that licensing would be completed by or around May 2006, subject to locating a facility and completing building and laboratory improvements.

Evolving legislation may materially adversely affect our business. The Food and Drug Administration (FDA) regulates companies or other businesses engaged in the manufacture of human tissue or cellular products. These products must be manufactured in compliance with the FDA 21CFR part 1271. This regulation seeks to minimize the risk of transmission of diseases that can be transmitted due to transplantation or transfusion of human tissue or cellular products such as hepatitis and HIV.  These Federal regulations may have an impact on the current stem cell banking industry.  There is significant cost associated with compliance to any code of Federal regulations (CFR). Only those Companies that have the financial resources to implement comprehensive quality programs for both Good Manufacturing Processes (cGMPs) and Good Tissue Practice (cGTP) will be able to establish such a business.  There is the possibility that other legislation may be enacted which will affect our business.

The environmental laws that impact Frezer concern the following:

1.  Disposition of biohazardous waste.

2   Emission control from an electricity generator to be installed for backup power at Frezer’s facility

Biohazardous waste (human tissue, blood and other body fluids) will be disposed of according to laws of the State of California. State licensed contactors will be used.  The cost of biohazardous waste disposal is proportional to the weight of biohazardous material generated in a facility.  It is estimated that in the start-up phase of Frezer’s operations that the cost attributable to disposal of biohazardous waste will be approximately $1000 per month.  No other waste material, such as chemical or radioactive waste will be generated at Frezer’s facility.

The State of California requires that all electrical generators utilizing fossil fuels be in compliance with all State and local clean air requirements. A new generator will be installed at Frezer’s facility that will comply with all Federal, State and local regulations. No significant budgetary impact is foreseen on the cost of acquisition of back-up power at Frezer’s facility that will be in compliance with all local, State and Federal regulations.

Number of Employees.

The Company currently employs three (3) full time employees and 0 part time employees . While all of our employees are also currently employed by our former parent on a part time basis, there is not, and never has been, an obligation by our former parent to compensate our employees for services rendered to us, nor is employment by us conditional to employment by our former parent. Frezer is not now, has not ever been, and does not intend to be, obliged to provide the services of our present or future employees to our former parent. Our former parent has not, is not now, has not ever been, and to our knowledge does not endeavor to be, obliged to provide the services of its present or future employees to us.  Frezer is currently in the process of finalizing employment agreements with an additional three full time employees. While Frezer is confident that it will finalize these arrangements, no assurance can be given that Frezer shall actually do so.

Reports to Security Holders.

The Company is currently subject to the reporting requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. The Company intends to file annual and quarterly reports with the Securities and Exchange Commission ("SEC") and to yearly distribute an annual report, which shall include audited financial statements to its shareholders of record. The public may read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 100 F Street, NE Washington DC 20549. The public may obtain information on the operation of the SEC's Public Reference Room by calling the SEC at 1-800-SEC-0330. The public may also access our reports to the SEC through the SEC’s website which is www.sec.gov. This website site contains reports, proxy and information statements, and other information regarding issuers that file with the SEC.

Item 2.  Description of Property.

On June 3, 2005, we entered into a one-year sublease agreement with BMXG whereby we shall rent this space from BMXG.  The space is currently sufficient for the needs of the Company. Our monthly rental charges are $3,818.30 totaling  $45,819.60 per annum starting June 3, 2005.

Item 3.  Legal Proceedings.

     None

Item 4.  Submission of Matters to a Vote of Security Holders.

During the fourth  quarter of the year ended  December 31, 2005,  no matter was submitted to a vote of the Company's securities holders, whether through the solicitation of proxies or otherwise.

                                     PART  II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         ---------------------------------------------------------

(a) Market Information.

There has never been and there currently is no public market for our securities. We anticipate applying for trading of our common stock on the over the counter bulletin board (OTC BB), however, we can provide no assurance that our shares will be traded on the bulletin board or, if traded, that a public market will materialize

(b) Holders.

As of February 15, 2006, there were approximately 429 holders of our common stock

(c) Dividends.

No dividends were paid during the fiscal year ending December 31, 2005. We do not expect to declare dividends for the immediate future.

(d) Recent Sales of  Un-Registered Securities

1. On May 4, 2005 Company issued 6,035,501 shares of common stock in exchange for $50,200 in cash and $1,000 of services to Bio-Matrix Scientific Group, Inc., its former parent company. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. The net proceeds were used for general working capital purposes.

No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through the management of the Company.  No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of shares.

2. On November 10, 2005, Frezer Inc. closed (the "Closing") the sale of 1,650,000 restricted shares (the "Shares") of our common stock, par value $0.001 per share (the "Common Stock"), at an aggregate purchase price of $247,500 to two purchasers, both of whom are “accredited investors” as “accredited investor” is defined in Rule 501 of Regulation D, promulgated under the Securities Act of 1933, as amended (“Securities Act”).

The net proceeds of the sale, which were $247,500, will be utilized for general working capital purposes. We estimate that these net proceeds will be sufficient to fulfill our capital needs through December 31, 2006.

No underwriters were retained to serve as placement agents for the sale. The Shares were sold directly through the management of the Company.  No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

In accordance with Rule 502(d) of Regulation D:

Reasonable inquiry was made by Frezer to determine that the purchaser is acquiring the Shares for himself;

Written disclosure was given  to each purchaser prior to sale that the Shares have not been registered under the Act and, therefore, cannot be resold unless they are registered under the Act or unless an exemption from registration is available; and

A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares.

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

3. On November 23, 2005 we closed the sale of an additional 333,333 shares of common stock (“Common Stock”) to One purchaser, who was an accredited investor.  The net proceeds of that sale, which were  $100,000, will be utilized for general working capital purposes.  We estimate that these net proceeds, along with proceeds from the aforementioned private placement will be sufficient to fulfill our capital needs through December 31, 2006 and allow further development of our business model at a modestly faster rate than previously anticipated, although no assurance can be given that it will do so.

No underwriters were retained to serve as placement agents for the sale. The shares of Common Stock were sold directly through the management of the Company. No commission or other consideration was paid in connection with the sale of the shares of Common Stock. There was no advertisement or general solicitation made in connection with this Offer and Sale of Common Stock.

In accordance with Rule 502(d) of Regulation D:

Reasonable inquiry was made by Frezer to determine that the purchaser is acquiring the shares of  Common Stock for himself;

Written disclosure was given  to each purchaser prior to sale that the shares of  Common Stock have not been registered under the Act and, therefore, cannot be resold unless they are registered under the Act or unless an exemption from registration is available; and

A legend was placed on the certificate that evidences the shares of Common Stock stating that the shares of  Common Stock have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the shares of  Common Stock.

The offer and sale of the shares of Common Stock was exempt from the registration provisions of the Securities Act by reason of Section 4(2) thereof and Rule 506 of Regulation D thereunder. Management made its determination of the availability of such exemption based upon the facts and circumstances surrounding the offer and sale of the shares of Common Stock , including the representations and warranties made by the purchasers and the fact that restrictive legends were placed on, and stop transfer orders placed against, the certificates for the shares of Common Stock .

In December, 2005 the Company issued 57,916 shares of common stock in exchange for $11,187 of services to one of the companies outside consultants. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents. The shares were offered   directly through the management of the Company, and the consideration for the shares were services rendered by the outside consultants.  No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of shares.

Written disclosure was given  to each consultant  prior to issuance of the shares  that the shares of  Common Stock have not been registered under the Act and, therefore, cannot be resold unless they are registered under the Act or unless an exemption from registration is available; and

A legend was placed on the certificate that evidences the shares of Common Stock stating that the shares of Common Stock have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the shares of  Common Stock.

On February_23, 2006 , we closed the sale of an additional 500,000 shares of common stock (“Common Stock”) to one purchaser, who is an accredited investor.  The net proceeds of that sale, which were $150,000, will be utilized for general working capital purposes.  We estimate that these net proceeds, along with proceeds from the aforementioned private placement will be sufficient to fulfill our capital needs through December 31, 2006 and allow further development of our business model at a modestly faster rate than previously anticipated, although no assurance can be given that it will do so.

 No underwriters were retained to serve as placement agents for the sale. The shares of Common Stock  were sold directly through the management of the Company. No commission or other consideration was paid in connection with the sale of the shares of Common Stock. There was no advertisement or general solicitation made in connection with this Offer and Sale of Common Stock.

In accordance with Rule 502(d) of Regulation D:

Reasonable inquiry was made by Frezer to determine that the purchaser is acquiring the shares of  Common Stock for himself;

Written disclosure was given  to each purchaser prior to sale that the shares of  Common Stock have not been registered under the Act and, therefore, cannot be resold unless they are registered under the Act or unless an exemption from registration is available; and

A legend was placed on the certificate that evidences the shares of Common Stock stating that the shares of  Common Stock have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the shares of  Common Stock.

The offer and sale of the shares of Common Stock was exempt from the registration provisions of the Securities Act by reason of Section 4(2) thereof and Rule 506 of Regulation D thereunder. Management made its determination of the availability of such exemption based upon the facts and circumstances surrounding the offer and sale of the shares of Common Stock , including the representations and warranties made by the purchasers and the fact that restrictive legends were placed on, and stop transfer orders placed against, the certificates for the shares of Common Stock .

Item 6. Management’s Discussion and Analysis of Operation

Introduction

To date, Frezer has engaged primarily in organizational activities.  Over the next twelve months, Frezer will not require additional funds to pay for the costs of setting up the stem cell banks facility envisioned, but will require additional funds to pay for development of its proprietary Cryo-Chip and for the marketing activities outlined below.

Plan of Operation

As of February 15, 2006  Frezer has cash reserves of $267,966 which should be sufficient to fund our operations over the next twelve months although no such assurance can be granted.  Frezer believes it will require an estimated $200,000 to $220,000 initially to develop and execute the first phase of our business plan, which covers twelve months of operation.  Frezer shall endeavor to achieve completion of the following events within the next twelve months although no assurance can be given that we will do so:

December 2005 to March 2006 – Frezer intends to identify key research personnel and consultants, locate and lease a research laboratory facility, perform tenant improvements, and create budget for equipment.  Frezer estimates that this will require between $35,000 to $45,000.

April  to May  2006 – Frezer intends to identify and lease a stem cell bank location, form alliances with other entities conducting stem cell therapy research, and continue development of our proprietary Cryo-Chip technology.  Frezer estimates that this will require approximately $45,000 to $55,000.

May to June 2006 – Frezer intends to lease stem cell bank cryogenic equipment, commence marketing campaigns, and, if development reaches the stage of reasonable certainty of operation, file our initial patent application on our Cryo-Chip technology and trademark the brand name “Frezer” for use with computerized units for storing biological specimens.  Frezer estimates that this will require approximately $100,000 to $120,000

While Frezer anticipates generation of revenues by mid 2006 through our business activities, primarily cryogenic storage of tissue samples either at our own facility, should we acquire one, or by contracting with existing facilities, Frezer can provide no assurance that we will actually do so.

As the Company’s business model develops and upon realization of revenues, it anticipates attempting to raise further funding of about $1.5 million to $1.8 million which, in the event that $1.8 million is raised, will be utilized as follows, such utilization to commence when and if funding is achieved, of which we can give no assurance:

•

Approximately $600,000 to be utilized to purchase or lease specialized equipment for tooling on the Cryo-Chip.

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

Future Funding Requirements

At this time, we plan to fund our financial needs through equity private placements of common stock. (No plan of terms, offers or candidates have yet been established and there can be no assurance that we will be able to raise funds on terms favorable to the company or at all.)

We anticipate, in the event that funding is obtained and revenues are realized, to engage in the following research and development activities over the period beginning on January 2, 2006 and ending on January 2, 2007:

(a) Development of a stem cell cryogenic research facility, conduct research on stem cell differentiation and expansion.

(b) Development of our proprietary Cryo-Chip. The cryogenic chip that will greatly reduce storage requirements for stem cells.

We anticipate leasing or purchasing, in the event that funding is obtained, an existing stem cell bank or to build a stem cell bank in the event an existing one is not available.

The Company anticipates hiring 5 additional full time researchers to be led by the Company’s President Geoffrey O’Neill, Ph.D. in conducting regenerative medical research with stem cells.

Result of operations:

The Company experienced a net loss of $308,703 from inception to the period ended December 31, 2005. All  of the expenses were comprised of General and administrative expenses in an effort to get the company operating.

New Accounting Standards:

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4.  This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material  (spoilage).   Paragraph 5 of ARB 43, Chapter 4, previously stated that "{ellipsis} under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be  so  abnormal as to require treatment as current  period  charges{ellipsis}" This Statement  requires  that  those  items  be  recognized  as current-period charges  regardless  of  whether they meet the criterion of "so abnormal."   In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  Management does not believe the adoption of this Statement will have any immediate material impact on the

Company.

On December 16, 2004,  the  Financial Accounting  Standards  Board  ("FASB") published Statement of Financial  Accounting  Standards No. 123 (Revised 2004), Shared-Based Payment ("SFAS 123R).  SFAS 123R requires  that  compensation cost related  to  share-based  payment  transactions be recognized in the  financial statements.  Share-based payment transactions within  the  scope  of SFAS 123R include stock options, restricted stock plans, performance-based awards,  stock appreciation rights, and employee share purchase plans.  The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005.  Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005.  Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements.   The Company does not anticipate that the implementation of this standard will have  a  material  impact  on  its financial position, results of operations or cash flows.

On December 16, 2004, FASB issued Statement of  Financial  Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB  Opinion No. 29, Accounting  for Non-monetary transactions ("SFAS 153").  This statement  amends APB Opinion 29  to eliminate the exception for no monetary exchanges of similar productive assets  and  replaces it with a general exception of exchanges of no monetary assets that do not have commercial substance.  Under SFAS 153, if a no monetary exchange of similar  productive  assets  meets  a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at  fair  value  resulting  in recognition of any gain or loss.   SFAS  153  is effective for non-monetary transactions in fiscal periods that begin after June, 15, 2005.  The Company does not  anticipate  that  the  implementation  of this standard  will  have  a  material  impact on its financial position, results of operations or cash flows.

Item 7. Financial Statements

Index To Financial Statements

      Report Of Independent Accountant

F-2

     Financial Statements:

     Balance Sheet as of December 31, 2005

F-3

     Statement of Operations for the year ended December 31, 2005

F-4

     Statement of Changes in Stockholders' Equity

      for the year ended December 31, 2005.

                F-5

     Statement of Cash Flows for the year ended December 31, 2005.

F-6

     Notes to Consolidated Financial Statements

F-7 – F-9

A	C	I	ARMANDO C. IBARRA Certified Public Accountants A Professional Corporation

Armando C. Ibarra, C.P.A.                                                                             Members of the California Society of Certified Public Accountants

Armando Ibarra, Jr., C.P.A., JD                                                                     Members of the American Institute of Certified Public Accountants

                                                                                                                             Members of the Better Business Bureau since 1997

To the Board of Directors

Frezer, Inc.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheet of Frezer, Inc. as of December 31, 2005 and the related statement of operations, changes in stockholders’ equity and cash flow for the period from May 20, 2005 (inception) to December 31, 2005. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Frezer, Inc. as of December 31, 2005, and the results of their operations and its cash flows for the period May 20, 2005 (inception) to December 31, 2005 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 6 to the consolidated financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ARMANDO C. IBARRA,

_________________________________

ARMANDO C. IBARRA, CPA

March 20, 2006

Chula Vista, Ca. 91910

371 “E” Street, Chula Vista, CA 91910

Tel:(619)422-1348                                                                                                                                 Fax: (619)422-1465

FREZER, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

DECEMBER 31, 2005

                                   ASSETS

CURRENT ASSETS
Cash	$ 264,932
Notes receivable-related party	10,000
Prepaid expenses	24,285
---------
Total current assets	$ 299,217
---------

Fixed assets	1,180

Total Assets	$ 300,397
=========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 6,783
Accrued salaries	183,335
Accrued payroll taxes	9,095
---------
Total current liabilities	199,213
---------

Total Liabilities	$ 199,213
---------

STOCKHOLDERS' EQUITY

Common stock, $0.001 par value, 100,000,000 shares authorized;
8,076,750 shares issued and outstanding	8,076
Additional paid-in capital	401,811
Deficit accumulated during the development stage	(308,703)
---------

Total stockholders' equity	101,184
---------
Total Liabilities and Stockholders' Equity	$ 300,397
=========

The accompanying notes are an integral part of the financial statements

FREZER, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF OPERATIONS FOR THE PERIOD FROM INCEPTION (MAY 2, 2005) TO DECEMBER 31, 2005
Revenues	$ -
General and administrative expenses	308,703
Income (Loss) before provision for income taxes	(308,703)
Income taxes	-
Net income (loss)	$ (308,703) ================
Net income (loss) per common share	$ (.08) ================
Weighted average number of common shares outstanding	4,039,971 ================

The accompanying notes are an integral part of the financial statements

FREZER, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN SHAREHOLDER EQUITY FOR THE PERIOD FROM

INCEPTION (MAY 2, 2005) TO DECEMBER 31, 2005

				Deficit
	Common	Common	Additional	Accumulated	Total
	Stock	Stock	Paid-In	During
	Shares	Amount	Capital	Development
				Stage
Shares issued for cash and services, May 4, 2005	5,935,315	5,936	44,264		50,200
Shares issued for services, May 4, 2005	100,000	100	900		1,000
Shares issued for cash November 10, 2005 Shares issued for cash November 23,2005 Shares issued for services December 10, 2005	1,650,000 333,333 57,916	1,650 333 58	245,850 99,667 11,129		247,500 100,000 11,187
Net loss for period				(308,703)	(308,703)
Balance, December 31, 2005	8,076,564	8,077	401,811	(308,703)	101,184

The accompanying notes are an integral part of the financial statements.

FREZER, INC.

 (A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM INCEPTION

(MAY 2, 2005) TO DECEMBER 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(308,703)
Common stock issued for services	12,187
Increase/(decrease) in accounts payable and accruals	199,213
(Increase)/decrease prepaid expenses	(24,285)

Net cash provided by (used in) operating activities	(121,588)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(1,180)
Issuance of Notes Receivable-related Parties	(10,000)
Net cash provided by (used in) investing activities	(11,180)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from stock issuances	397,700

Net cash provided by (used in) financing activities	397,700

Net increase (decrease) in cash	264,932

Cash at beginning of period	-

Cash at end of period	$264,932

The accompanying notes are an integral part of the financial statements

FREZER, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMETS

FOR THE YEAR ENDED DECEMBER 31, 2005

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Frezer, Inc. (the “Company”) was incorporated in the State of Nevada on May 2, 2005. The Company's activities to date have consisted primarily of organizational activities.

Frezer, Inc. was previously a wholly owned subsidiary of Bio-Matrix Scientific Group, Inc. (“BMXG”), a Delaware Corporation engaged primarily in the development of medical devices. The Board of Directors of BMXG voted to distribute all Shares of the Company’s common stock held by BMXG to holders of BMXG common stock of record as of May 31, 2005, which was the record date. These stockholders received one share of our common stock for every one share(s) of BMXG common stock held on the record date. The distribution was made on June 15, 2005.   The Company intends to operate in the field of stem cell banking and regenerative medicine.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.   Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected a December 31, year-end.

B.   Property & equipment

Property and equipment is recorded at cost.  Maintenance, repairs, and minor renewals are expensed as incurred.  When property and equipment are retired or otherwise disposed, the related cost and accumulated depreciation are eliminated and any gain or loss on disposition is reflected in current operations.  Depreciation is accounted for on the straight-line method over the estimated useful lives of the assets, which ranges generally from three to five years.  Property and equipment is shown net of accumulated depreciation of $0.  The equipment has not been placed in Service as of December 31, 2005 therefore no depreciation has been taken.

C.   Basic Earnings per (loss) Share

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

D.   Cash and Cash Equivalents

For purpose of reporting the statement of flows, cash and cash equivalents include highly liquid investments with investments with maturities of three months or less at the time of purchase.

F.    Use of Estimates

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

H.   Income Taxes

The Company accounts for income taxes under the statement of Financial Accounting Statement No. 109, Accounting for Income

Taxes,’ (“SFAS109). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement-carrying basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates are recognized in the income in the period that included the enactment date.  There were no current or deferred income tax expense or benefits due to the fact that the Company did not have any material operations for the period from May 2, 2005 (inception) through December 31, 2005.

I.   New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4.  This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material  (spoilage).   Paragraph 5 of ARB 43, Chapter 4, previously stated that "{ellipsis} under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be  so  abnormal as to require treatment as current  period  charges{ellipsis}" This Statement  requires  that  those  items  be  recognized  as current-period charges  regardless  of  whether they meet the criterion of "so abnormal."   In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  Management does not believe the adoption of this Statement will have any immediate material impact on the

Company.

On December 16, 2004,  the  Financial Accounting  Standards  Board  ("FASB") published Statement of Financial  Accounting  Standards No. 123 (Revised 2004), Shared-Based Payment ("SFAS 123R).  SFAS 123R requires  that  compensation cost related  to  share-based  payment  transactions be recognized in the  financial statements.  Share-based payment transactions  within  the  scope  of SFAS 123R include stock options, restricted stock plans, performance-based awards,  stock appreciation rights, and employee share purchase plans.  The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005.  Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005.  Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements.   The Company does not anticipate that the implementation of this standard will have  a  material  impact  on  its financial position, results of operations or cash flows.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB  Opinion No. 29, Accounting  for Non-monetary transactions ("SFAS 153").  This statement amends APB Opinion 29  to eliminate the exception for no monetary exchanges of similar productive assets  and  replaces it with a general exception of exchanges of no monetary assets that do not have commercial substance.  Under SFAS 153, if a no monetary exchange of similar productive assets  meets  a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at  fair  value  resulting  in recognition of any gain or loss.   SFAS  153  is effective for non-monetary transactions in fiscal periods that begin after June, 15, 2005.  The Company does not  anticipate  that  the  implementation  of this standard  will  have  a  material  impact on its financial position, results of operations or cash flows.

NOTE 3.    Common Stock

The Company is authorized to issue 100,000,000 shares of common stock at $0.001 par value.

 On May 4, 2005 Company issued 6,035,315 shares of common stock in exchange for $50,200 in cash and $1,000 of services to Bio-Matrix Scientific Group, Inc., its former parent company.

On November 10, 2005, the Company sold 1,650,000 common shares for cash at an aggregate price of $247,500.

On November 23, 2005, the Company sold 333,333 common shares for cash at an aggregate price of $100,000.

NOTE 4.   WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 5.   TRANSACTION WITH RELATED PARTY

The Company subleases approximately 1900 square feet of office space at a rate of $3,818 per month from its former parent. The sublease is for a period of one year commencing on June 3, 2005 and expiring on June 2, 2006. The sublease does not contain a renewal option. There are no contingent payments which the Company is required to make. For the period beginning May 21, 2005 and ending on December 31, 2005 the company incurred rental expense of $26,726. Prior to June 3, 2006, the Company, on limited occasions, utilized office space and certain administrative support services provided by its former parent company at no charge.

On December 30, 2005, the Company loaned $10,000 to its former parent. As consideration for these loans, the Company received one promissory note bearing simple interest at the rate of 10% per annum. Both notes are due and payable on December 30, 2006.

These financial statements do not include allocation of indirect corporate overheads from the Company’s former parent, as the Company considers that such costs are not reasonably attributable to the business. Management believes that the allocation methodology used is reasonable, and the costs included in these financial statements reflect all costs of doing business.

NOTE 6.  GOING CONCERN

To date the Company has had no sales due to the early stage of its efforts to transition into the marketing and distribution of its products.   The Company was primarily engaged in research and development activities. Consequently, the Company has incurred recurring losses from operations. These factors, as well as the risks associated with raising capital through the issuance of equity and/or debt securities creates uncertainty as to the Company's ability to continue as a going concern.

The Company's plans to address its going concern issues include:

*  Intentions to lease stem cell bank cryogenic equipment, commence marketing campaigns;

*  Raising capital through the sale of debt and/or equity securities; and,

*  Settling outstanding debts and accounts payable, when available, through the issuance of debt and/or equity securities.

There can be no assurance that the Company will be successful in its efforts to increase sales, issue debt and/or equity securities for cash or as payment for outstanding obligations.

Capital raising efforts may be influenced by factors outside of the control of the Company, including, but not limited to, capital market conditions. During the year ended December 31, 2005 the Company raised cash through the issuance of equity and debt/equity securities totaling $397,700 in the aggregate.

The Company,  anticipates generation of revenues by mid 2006 through our business activities, primarily cryogenic storage of tissue samples either at our own facility, should we acquire one, or by contracting with existing facilities.

NOTE 7.  DESCRIPTION OF LEASING ARRANGEMENTS

The Company subleases approximately 1900 square feet of office space at a rate of $3,818 per month. The sublease is for a period of one year commencing on June 3, 2005 and expiring on June 2, 2006. The sublease does not contain a renewal option. There are no contingent payments which the Company is requires to make. For the period beginning May 21, 2005 and ending on December 31, 2005 the company incurred rental expense of $26,726.

NOTE 8.  SUBSEQUENT EVENTS

On February 23, 2006 the Company sold 500,000 shares of its common stock for $150,000 as a result of a private placement offering under SEC Regulation D (506).

On March 16, 2006 The Board of Directors issued 6,100,000 common shares to the management team of Frezer Inc. for compensation owed for fiscal year 2005, which ended December 31, 2005.

On February 23, 2006 the Company also issued an additional 187,500 shares to various consultants assisting the Company with its business model implementation.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A.

Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation and up to the filing date of this Annual Report on Form 10-KSB. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Item 8B.

Not Applicable

Item 9.

The following table sets forth certain information regarding the current Directors and Executive Officers of the Company as of  March 7, 2006. Each director holds office from election until the next annual meeting of stockholders or until their successors are duly elected and qualified.

Name	Age	Position
David R. Koos	47	Chairman of the Board of Directors, CEO, Secretary, and Acting CFO
Brian Pockett	53	Managing Director and COO, Director
Geoffrey O'Neill	57	President, Director

David R. Koos, PhD & DBA (47) - Chairman and CEO, Secretary,  Acting CFO

Dr.  Koos has served as our CEO, Secretary, and Acting CFO and as Chairman of our board of Directors since our inception.  Dr. Koos has been involved with investment banking, venture capital, and investor relations for the past 20 years. He has worked with several major Wall Street Investment Banks and was a Vice-President of Investments with Sutro & Co., Everen Securities and Dean Witter.  Dr. Koos is also the Founder and President of Venture Bridge, Inc.   Dr. Koos’ professional experience includes Co-Founder, Director, President and Managing Director of Cell Source Research Inc. He serves concurrently as President of Venture Bridge, Inc., (a private business development company), Chairman and CEO of Bio-Matrix Scientific Inc. and President and Managing Director of Cell Source Research Inc.   Dr. Koos has extensive involvement with Initial Public Offerings, Secondary Offerings and Private Placements, greatly benefiting Frezer, Inc.  In addition to his extensive investment banking and venture capital experience, Dr. Koos holds the following securities licenses:

NASD Series 7 (General Securities), and Series 24 (Securities Managing Principal). Dr. Koos' educational background includes two doctoral degrees. His first doctorate is a Doctor of Philosophy degree (PhD) in Economic Sociology (2003). Dr. Koos’ PhD studies in Sociology were done at the University of California, Riverside, which he left prior to completing his Ph.D. degree.

Dr. Koos completed his PhD studies at Atlantic International University (a non-accredited institution based in Honolulu, Hawaii) where he was allowed 120 units in transfer credits in support of being admitted on an ABD (All But Dissertation) basis for a joint PhD/DBA program.  Subsequent to the transfer credits, he completed an additional 91 units at Atlantic International University. His dissertation for his Ph.D. in Sociology, “Examining the Efficacy of Telemarketing Fundraisers as a Venture Capital Alternative in the Biotechnology Industry: A Case Study of Cell Bio-Systems, Inc” focused on applied research in Telemarketing and Venture Capital Fundraising and is available directly through Atlantic International University.  His second doctorate, a Doctor of Business Administration (DBA), specialized in Corporate Finance (2003), focusing on the process of Public Trading, Direct Public Offerings and Synthetic Reverse Mergers. Both of these degrees are the result of studies and research completed through Atlantic International University (a non-accredited institution). The dissertation for Dr. Koos’ D.B.A. in Finance was titled “De-Coupling A Reverse Merger to facilitate a Direct Public Offering’s Time to Market:  A Case Study Testing the value of a Synthetic Reverse Merger in Achieving Public Trading Status”. Prior to obtaining these two doctoral degrees, Dr. Koos received a Master of Arts degree in the Economic Sociology from the University of California, Riverside, California (1983). Currently, Dr. Koos is pursuing a PhD in Business Administration with an emphasis on Financial Management through Northcentral University, an accredited distance learning institution located in Prescott, Arizona. David R. Koos, our Chief Executive Officer, has been the subject of the following securities related regulatory actions:

On June 26 - 28 of 2001 the NYSE held an administrative hearing panel regarding Mr. David Koos’ handling of a client’s account while he was at Everen Securities. Mr. Koos has not been employed by Everen over the last five years.  The panel found Mr. Koos had engaged in excessive, unsuitable and discretionary trading in a client’s account.  The NYSE found Mr. Koos guilty of the aforementioned and suspended him from association with the NYSE and its affiliates for a period of 9 months.  On appeal, the Enforcement Division requested the suspension be 18 months, which was upheld by the Appeal Board.

On December 7, 1999 First Union Securities (formerly known as Everen Securities) and Thomas Monahan settled with Dr. Jan Yanda for the sum of $55,000. The claim made by Dr. Yanda to the NASD (Case # 98-03797) was that Mr. Monahan and his then partner David Koos mishandled her account in failing to correctly advise her on the liquidation of an annuity contract. Dr. Yanda asserted that she was not aware of any tax consequences in withdrawing funds from her annuity.  Mr. Koos was named as a result of being in a then partnership with Mr. Monahan while they worked together at Everen Securities. In the terms of the settlement, $55,000 was paid to Dr. Yanda by First Union Securities (formerly Everen Securities) At the time the claim was filed, David Koos was no longer working for First Union Securities (formerly known as Everen Securities).  The matter was fully settled by First Union Securities (formerly Everen Securities) and there are no outstanding issues in this matter.

Education:

PhD - Business Administration (Financial Management) - In Process

Northcentral University - Prescott, Arizona

Fully Accredited University

DBA - Finance (December 2003)

Atlantic International University

Non-Accredited University

PhD - Sociology (Economic Sociology - September 2003)

Atlantic International University

Non-Accredited University

MA - Sociology (Economic Sociology - June 1983)

University of California - Riverside, California

Fully Accredited

Five Year Employment History:

Position:	Company Name:	Employment Dates:

Chairman, Chief Executive Officer, Secretary & Acting Chief Financial Officer	Frezer Inc.	May 2, 2005 to Present
Chairman, Chief Executive Officer, Secretary & Acting Chief Financial Officer	Bio-Matrix Scientific Group Inc.	December 6, 2004 to Present
Managing Director & President	Cell Source Research Inc.	December 5, 2001 to Present
Managing Director & President	Venture Bridge Inc.	November 21, 2001 to Present
Chief Financial Officer & Secretary	Cell Bio-Systems Inc. (New York)	July 17, 2003 to December 1, 2003
Registered Representative	Amerivet Securities Inc.*	March 31, 2004 to Present (Previously employed: November, 2000 to May, 2002)

* Amerivet Securities Inc. is currently not active as the Chief Executive Officer is on deployment in Iraq through the U.S. Army Reserves.

Brian Pockett (53) – Managing Director and COO

Brian Pockett has served as our Managing Director, COO and as a member of our Board of Directors since inception. Mr. Pockett has over twenty-nine years of professional experience in operations, marketing, sales, financial and grant development.  Prior to assuming the position of Managing Director and COO with Frezer, Inc., Mr. Pockett founded PD&C, a private consulting firm and has served as a consultant to some of the largest companies in North America including Disney, SONY, Nintendo, Acclaim Entertainment and UFO.   Mr. Pocket has not been affiliated with PD&C during the past five years.  The scope of client projects expanded into the areas of global distributing, product development, commercialization, investment and intellectual properties. Mr. Pockett served as an Executive Vice President of Operations for Metropolis Publications and as Sr. Vice President of Marketing and Sales for Slawson Communications.  Mr. Pockett currently also serves as Chief Operating Officer of Bio-Matrix Scientific, Inc.

Education:

Ordination – Ordained Minister

Crestmont College - Rancho Palos Verdes, CA (Accredited thru Azusa Pacific University)

June 11, 1979

Advanced Teachers Training Certificate

Crestmont College – Rancho Palos Verdes, CA

Evangelical Teachers Training Association

June 11, 1979

Associate of Arts – Business

Azusa Pacific University - Azusa, CA

June 1977

Christian Education Administration Certificate

George Fox College - Portland, OR

June 1983

Five Year Employment History:

Position:	Company Name:	Employment Dates:
Managing Director & Chief Operating Officer	Frezer Inc.	May 2, 2005 to Present
Managing Director & Chief Operating Officer	Bio-Matrix Scientific Group Inc.	December 6, 2004 to Present
Business Development Consultant	Cell Bio-Systems Inc. (New York)	April 1, 2003 to November 30, 2004
Sales & Marketing Consultant	North County Times	July 1, 2002 to March 15, 2003
Independent Magazine Contractor	DaVinci	January 1, 2000 to June 30, 2002
Independent Magazine Contractor Independent Magazine Contractor	Digital Diner Shock Waves	January 1, 2000 to June 30, 2002 January 1, 2000 to June 30, 2002

Geoffrey O'Neill, PhD (57) - President

Dr. Geoffrey O’Neill has served as our President and as a member of our Board of Directors since our inception. Dr. Geoffrey O'Neill received his Ph.D. in Immunology from the University of Glasgow in 1973.

In 1974, he undertook post-doctoral training under the guidance of Dr. Robert A Good (who performed the first bone marrow transplantation in a patient with immunodeficiency) at Memorial Sloan-Kettering Cancer Center in New York. Dr. O'Neill's field of study at Sloan-Kettering was transplantation immunobiology. Dr. O'Neill was a Research Fellow with Dr. Robert A. Good from 1974 - 1976. No formal certification of this training was provided to any of Dr. Good's Fellows.

In 1982, Dr. O'Neill was the recipient of the Jean Julliard Prize for Outstanding Research. This Award was granted by the International Society of Blood Transfusion, presented in Budapest, Hungary. The International Society of Blood Transfusion is a scientific society, founded in 1935 which brings together professionals involved in blood transfusion and transfusion medicine from more than 85 countries.

In April 1975, Dr. O’Neill was awarded the JM Foundation Award from the JM Foundation, a New York based philanthropic organization that makes grants (awards) to various organizations and institutions. The JM Foundation award is given to post doctoral trainees by merit of their research. This award, which was given to Dr, O’Neill while a post doctoral fellow at Memorial Sloan-Kettering Cancer center, resulted in a grant to Memorial Sloan-Kettering Cancer Center.

Dr. O'Neill's academic career covers tenures as Visiting Professor, NIH-RCMI Program, University of Puerto Rico, School of Medicine, San Juan; Associate Professor of Pathology and Assistant Medical Director, Transfusion Medicine, University of Miami, Jackson Memorial Hospital; Visiting Professor, Institute of Immunology, University of Munich, FRG; Associate Professor of Graduate Medical Sciences, Cornell University School of Medicine New York. Dr. O’Neill has authored and co-authored over 90 publications of which 87 primarily focused on the field of bone marrow transplantation and 3, co- authored by Dr. O’Neill,  primarily focused on stem cell biology.  Three publications were co-authored with Dr. Good, of which one primarily focused on stem cell biology .  Dr. O'Neill was employed by Cryo-Cell International as Laboratory and Scientific Director from April 1999 through July 2003.  Dr. O’Neil also currently serves as President of Bio Matrix Scientific.

Education:

Ph.D. – Immunology (1973)

University of Glasgow

Glasgow, Scotland

B.Sc. – Microbiology (1970)

University of Glasgow

Glasgow, Scotland

Five Year Employment History:

Position:	Company Name:	Employment Dates:
President	Frezer Inc., San Diego , CA	May 2, 2005 to present
President	Bio-Matrix Scientific Group Inc. San Diego, CA	March, 2005 to present
Consultant in Biotechnology	Self employed, Tarpon Springs FL	July, 2004 to March, 2005
Laboratory and Scientific Director	Cryo-Cell International Inc, Clearwater, FL	April, 1999 to June, 2004

Publications co- authored by Dr. O’Neill primarily focused on stem cell biology

1.Kagan, W. A.; O’Neill, G. J.; Incefy, G. S.; Goldstein, G.; Good, R. A.: Introduction of human granulocyte differentiation in vitro by ubiquitin and thymopoietin. Blood 50:275, 1977

2. O’Neill GJ, Yang SY, DuPont B: Two HLA-linked loci controlling human complement C4. Proc. Natl. Acad Sci. USA 75:5165, 1978

3. Maharaj D, Lewis-Ximenez, Riley R, Gomez O, O’Neill GJ: Serum G-CSF levels in patients undergoing G-CSF/chemotherapy mobilized peripheral stem cell harvest. Blood 84:1380, 1994

All  journals which have published  articles authored or co- authored by Dr.O’Neill.

Immunology

Annals of Immunology

Journal of Reticuloendothelial Society

Journal of Immunology

Blood

Cellular Immunology

Proceedings of the National Academy of Science (USA)

Nature

Transplantation Proceedings

New England Journal of Medicine

Transplantation

Immunobiology

Tissue Antigens

American Journal of Human Genetics

Clinical Immunology and Immunopathology

Audit Committee.

We do not have an Audit Committee. We do not have a financial expert serving on our Board of Directors. We are currently in the process of establishing an Audit Committee and are also in the process of  locating, nominating, and appointing to our Board of Directors one or more individuals who would qualify as Audit Committee Financial Experts, as that term is defined in Regulation SB Item 401, to serve on the Audit Committee when established..

During the past five years, no officer, director or control person of Frezer has:

•

Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•

Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

•

Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Director's Compensation.

We do not provide any Director's Compensation at this time.

Code of Ethics.

We have adopted a Code of Business Conduct and Ethics (the “Code”) that applies to our Directors, officers and employees, including our Chief Executive Officer (our principal executive officer and principal financial and accounting officer, respectively). The Code is filed as Exhibit 99-2 of the Company’s  Form 10-SB. A written copy of the Code will be provided upon request at no charge by writing to our Chief Executive Officer, David Koos, at 1010 University Ave. #40, San Diego, CA 92103.

Section 16(a) Beneficial Ownership Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.

To the best of our knowledge, no executive officer, director and greater than 10% shareholder filed the required reports in a timely manner.

Item 10.  Executive CompensationThe following table sets forth information relating to the annual and long-term compensation for the fiscal year ended December 31, 2005

SUMMARY COMPENSATION TABLE

					Long-Term
					Compensation Awards
						Securities
					Restricted	Underlying
				Other Annual	Stock	Options	All other
Name and Principal	Fiscal		Bonus	Compensation	Awards($)	(shares)	Compensation
Position	Year	Salary (1)
David R Koos	2005	$83,333	$0	$0	$0	0	$0
President, Chief
Executive Officer, Secretary & Acting CFO

Brian Pockett	2005	$61,101	0	0	0	0	0
Managing Director and Chief Operating Officer

Geoffrey O’Neill President	2005	$59,831	0	0	0	0	0

Beginning on August 1st, 2005, we have agreed to pay the following salaries to our executive officers

Dr. David Koos shall receive $200,000 per year for his services as CEO

Mr. Brian Pockett shall receive $120,000 per year for his services as managing Director and COO

Dr. Geoffrey O’Neil shall receive $120,000 per year for his services as President

The Company has not adopted a stock option plan, benefits plan, retirement plan or any long term incentive plans and did not have any stock options outstanding as of the date of this filing.

(1) With the exception of , $11,101 to Mr. Pockett, and $9,831 to Mr. O’Neill, all salaries payable have been accrued by the Company. On  March 16, 2006, the Company satisfied all then outstanding salary obligations through the issuance to Koos, Pockett and O’Neill of 2,666,666  common shares, 1,666,667 Common shares, and 1,666,667 Common shares of common stock, respectively

Item 11 . Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding what is anticipated to be the beneficial ownership of the Company's Common Stock (based on beneficial ownership of the Common Stock of BMXG as of March 20, 2006, of each officer or director of the Company, by each person or firm who owns more than 5% of the

Company's outstanding shares and by all officers and directors of the Company as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Bombardier Pacific Ventures	3,766,666 (a)	24.66%
Common	David R. Koos	4,435,171 (a) (b)(e)	29.83%
Common	Brian Pockett	2,566,694 (c)	17.27%
Common	AFN Trust	125,400 (a)	*Less than 1.00%
Common	Geoffrey O’Neill	1,841,667 (d)	12.39%
Common	Cell Source Research	1,403 (a)	* less than 1.00%
	All Officers and Directors as a Group	8,843,532	59.49%

(a) David R. Koos is the sole beneficial owner of Bombardier Pacific Ventures, Managing Director of Cell Source Research Inc and Trustee of the AFN Trust.

(b) David R. Koos is CEO and Chairman of the Board of Directors.

(c) Brian Pockett is COO and a member of our Board of Directors.

(d) Geoffrey O’Neill is President and a member of our Board of Directors.

(e) Includes shares beneficially owned by Bombardier Pacific Ventures, Cell Source Research and the AFN Trust.

Item 12. Certain Relationships and Related Transactions

The Company had utilized, from inception to June 3, 2005, office space provided by its former parent company, Bio-Matrix Scientific Group, Inc., at no charge. Beginning June 3, 2005 the company began paying rental charges totaling $45,819.60 per annum to its former parent. The rental charge was determined through negotiation with our former parent. We believe the terms to be comparable to an arms length transaction due to the facts that:

1)

Frezer would have paid another lessor approximately the same as it is paying Bio-Matrix.  This rate represents the current market rate for the office location. As that is market rate, we would not have paid materially more but also do not feel we would have been able to lease similar space for considerably less. We therefore do not feel that our rent was determined by the fact that Bio-Matrix is responsible for that amount but was instead dictated by market forces.

2)

The space is appropriate and necessary for our needs and no significant alterations have been made or are required.

On December 30, 2005, the Company loaned $10,000 to its former parent. As consideration for these loans, the Company received one promissory note bearing simple interest at the rate of 10% per annum. The note is due and payable on December 30, 2006.

We believe the terms to be comparable to an arms length transaction due to the facts that:

We have reached the conclusion that such loans represent an acceptable risk as well as providing an acceptable return on investment, and we would have entered into this transaction with another entity which is not a related party if afforded the opportunity.

ITEM 13(a).  EXHIBITS REQUIRED BY ITEM 601 OF REGULATION SB

     (a)  The following documents are filed as part of this report:

          1.   Financial Statements, as set forth on the attached index to

               Financial Statements.

          2.   Exhibits, as set forth on the attached Exhibit Index.

ITEM 13(b).  REPORTS ON FORM 8-K

The Company filed the following  reports on Form 8-K  during the period starting  May 2, 2005 (inception)  through  December  31,  2005: On November 10, 2005, we, Frezer Inc., closed (the "Closing") the sale of 1,650,000 restricted shares (the "Shares") of our common stock, par value $0.001 per share (the "Common Stock"), at an aggregate purchase price of $247,500 to two purchasers, both of whom are “accredited investors”

as “accredited investor” is defined in Rule 501 of Regulation D, promulgated under the Securities Act of 1933, as amended (“Securities Act”).

The net proceeds of the sale, which were  $247,500, will be utilized for general working capital purposes. We estimate that these net proceeds will not be sufficient to fulfill our capital needs through December 31, 2006.

No underwriters were retained to serve as placement agents for the sale. The Shares were sold directly through the management of the Company. No commission or other consideration was paid in connection with the sale of the Shares

EXHIBIT INDEX

   EXHIBIT

   NUMBER                                  DESCRIPTION

------------    ---------------------------------------------------------------

 31.1

    Certification by CEO pursuant to Section 302 of Sarbanes Oxley Act of 2002.

 32.1           Certification by CEO pursuant to Section 906 of Sarbanes Oxley Act of 2002.

Item 14. Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to the Company by Armando C Ibarra:

Fiscal
2005
Audit Fees	$3,445
Audit Related Fees	650
Tax Fees
All Other Fees

$4,095

Audit Fees: Aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of financial statements in the Company’s Form 10QSB Reports.

Audit Related Fees: Aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees” above. In 2005 the fees were primarily derived from

Tax Fees: Aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning. The nature of services in both years primarily consisted of tax provision review and tax return preparation.

All Other Fees: In fiscal 2004 other fees represent research and consultation services. The nature of these services was research relating to a potential acquisition.

 All services listed were pre-approved by the Board of Directors, functioning as the Audit Committee in accordance with Section 2(a) 3 of the Sarbanes-Oxley Act of 2002.

The Board has considered whether the services described above are compatible with maintaining the independent accountant’s independence and has determined that such services have not adversely affected Armando C Ibarra‘s independence.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREZER, INC

/s /David R. Koos
David R. Koos
Chairman, Secretary, Chief Executive Officer, Acting Chief Financial Officer (and principal accounting officer)
Date. March 30,2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

/s/Brian Pockett
Brian Pockett Managing Director, COO, Director
Date
March 30, 2006

/s/Geoffrey O’Neil
Geoffrey O’Neil
Director , President
Date
March 30, 2006