Form 10KSB/A
period 2005-12-31
FREZER, INC.
filed 2006-04-24
CIK 1328888

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-KSB/A

AMENDMENT NO. 1

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

                       DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part

III, Item 13 of this Report.

Transitional Small Business Issuer Format   Yes     No X

                                                PART  I

 PART  I

 Item 1. Description of Business

(a) Business development. Frezer Inc. was incorporated in the State of Nevada on May 2, 2005.  Frezer was previously a wholly owned subsidiary of Bio-Matrix Scientific Group, Inc. (“BMXG”), a Delaware Corporation engaged primarily in the development of medical devices. The Board of Directors of BMXG voted to distribute all Shares of our common stock held by BMXG to holders of BMXG common stock of record as of May 31, 2005, which was the record date. These stockholders received one share of our common stock for every one share(s) of BMXG common stock held on the record date. The distribution was paid on June 15, 2005.  In addition, each BMXG stockholder received, by means of an Information Statement, information regarding the distribution. The Company maintains a website at  www.frezer.net. This website is currently under construction. The information contained on our website in not a part of, and should not be construed as being incorporated by reference into, this Form 10KSB/A.

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

•

There is a low risk of tissue rejection due to the use of the patient's own cells.

•

An on-demand tissue supply for different cellular therapies and lastly, no transplant waitlist, histology match or allogeneic donor disease transmission risk.

•

Stem Cell therapies have already shown significant promise in recent human clinical trials to regenerate bone, heart muscle and nervous tissue as well as in animal studies as a potential treatment for Alzheimer's disease.

•

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

•

Establish cGMP (Good Manufacturing Practices) and cGTP (Good Tissue Practices) compliant facility licensed by the State of California and registered with the FDA.

•

Develop policies and procedures for the processing stem cells for cryogenic storage.  Initially adult stem cells will be processed from adipose tissue and stored in the facility.   Stem cells from other tissues, such as cord blood, will be processed and stored as strategic alliances are developed with other stem cell companies.

•

Develop specific alliances to provide expansion of stem cells codes for specific regenerative therapies.

•

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

•

Press conferences with company directors, the medical and scientific advisory committee(s) and American medical representatives.

•

Press releases in national newspapers

•

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

The Use of Proceeds was working capital.

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

The Use of Proceeds was working capital.

4. In December, 2005 the Company issued 57,916 shares of common stock to Mr. Richard Owen, an independent consultant operating from San Diego, CA , in exchange for $11,187 of services consisting of assistance in brochure design, trade show planning and creation of for the Company’s website. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents. The shares were offered directly through the management of the Company, and the consideration for the shares were services rendered by Mr. Owen. Mr. Owen was given the opportunity to examine the Company’s EDGAR filings with the United States Securities and Exchange Commission.  No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of shares.

Written disclosure was given to Mr. Owen prior to issuance of the shares that the shares of  Common Stock have not been registered under the Act and, therefore, cannot be resold unless they are registered under the Act or unless an exemption from registration is available; and

A legend was placed on the certificate that evidences the shares of Common Stock stating that the shares of Common Stock have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the shares of Common Stock.

No work produced by Mr. Owen, namely designs for brochures and the prototype for the Company’s proposed website, has been made publicly available  as of April 19, 2006 pending approval from the Company’s Board of Directors.

5. On February 23, 2006 , we closed the sale of an additional 500,000 shares of common stock (“Common Stock”) to one purchaser, who is an accredited investor.  The net proceeds of that sale, which were $150,000, will be utilized for general working capital purposes.  We estimate that these net proceeds, along with proceeds from the aforementioned private placement will be sufficient to fulfill our capital needs through December 31, 2006 and allow further development of our business model at a modestly faster rate than previously anticipated, although no assurance can be given that it will do so.

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

The Use of Proceeds was working capital.

6. On February 23, 2005 the Company issued 25,000 shares of common stock to Mr. Ron Paugh, an independent  consultant  from Reno, NV, in exchange for services rendered by Mr. Paugh consisting of assisting the Company in locating and introducing the Company to marketing professionals with the ability to assist the Company in developing an overall marketing and public relations campaign aimed at branding and public awareness. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents. The shares were offered directly through the management of the Company, and the consideration for the shares were services rendered by Mr. Paugh. Mr. Paugh was given the opportunity to examine the Company’s EDGAR filings with the United States Securities and Exchange Commission.  No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of shares.

Written disclosure was given to Mr. Paugh   prior to issuance of the shares  that the shares of  Common Stock have not been registered under the Act and, therefore, cannot be resold unless they are registered under the Act or unless an exemption from registration is available; and

A legend was placed on the certificate that evidences the shares of Common Stock stating that the shares of Common Stock have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the shares of Common Stock.

The Company is currently in discussions with marketing professionals introduced  by Mr. Paugh

7. On February 23, 2005 the Company issued 12,500 shares of common stock to Mr. Richard Owen, an independent consultant from San Diego, CA , in exchange for services rendered by Mr. Owen consisting of assistance in brochure design, trade show planning and creation of for the Company’s website. These shares were in addition to 57,916 common shares which were issued to Mr. Owen in December, 2005. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents. The shares were offered directly through the management of the Company, and the consideration for the shares were services rendered by Mr. Owen.  Mr. Owen was given the opportunity to examine the Company’s EDGAR filings with the United States Securities and Exchange Commission.  No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of shares.

Written disclosure was given to Mr. Owen   prior to issuance of the shares  that the shares of  Common Stock have not been registered under the Act and, therefore, cannot be resold unless they are registered under the Act or unless an exemption from registration is available; and

A legend was placed on the certificate that evidences the shares of Common Stock stating that the shares of Common Stock have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the shares of Common Stock.

No work produced by Mr. Owen, namely designs for brochures and the prototype for the Company’s proposed website, has been made publicly available  as of April 19, 2006 pending approval from the Company’s Board of Directors.

8. On February 23, 2005 the Company issued 150,000 shares of common stock to Mr. Louis Torio, an independent  consultant  from Las Vegas, NV, in consideration for agreeing to assist the Company over a six month period commencing on February 23, 2005 in the Company’s efforts to locate potential facilities sites in San Diego, CA and Las Vegas, NV.  The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents. The shares were offered directly through the management of the Company, and the consideration for the shares was the agreement by Mr. Torio to assist the Company, over a six month period commencing on February 23, 2005,   in locating potential facilities sites in San Diego, CA and Las Vegas, NV. Mr. Torio was given the opportunity to examine the Company’s EDGAR filings with the United States Securities and Exchange Commission.  No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of shares.

Written disclosure was given to Mr. Torio  prior to issuance of the shares that the shares of  Common Stock have not been registered under the Act and, therefore, cannot be resold unless they are registered under the Act or unless an exemption from registration is available; and

A legend was placed on the certificate that evidences the shares of Common Stock stating that the shares of Common Stock have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the shares of Common Stock.

As of  April 19, 2006, no suitable potential facilities sites in either San Diego, CA or Las Vegas, NV have been located through the efforts of Mr. Torio. The issuance of shares was consideration to Mr. Torio for his agreement to assist the Company in locating potential facilities sites in San Diego, CA and Las Vegas, NV over over a six month period commencing on February 23, 2005. There is no risk of forfeiture of the shares by Mr. Torio in the event that no such  potential facilities sites are located through his efforts.

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

Plan of Operation

As of March 31, 2006 Frezer has cash reserves of $115,475 which should be sufficient to fund our operations over the next twelve months although no such assurance can be granted.  Frezer believes it will require an estimated $200,000 to $220,000 initially to develop and execute the first phase of our business plan, which covers twelve months of operation.  Frezer shall endeavor to achieve completion of the following events within the next twelve months although no assurance can be given that we will do so:

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

 Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

 Item 8A.

Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, the Company’s principal executive officer and principal financial officer, David Koos,  has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

 Item 8B.

Not Applicable

 Item 9.

The following table sets forth certain information regarding the current Directors and Executive Officers of the Company as of  April 19, 2006. Each director holds office from election until the next annual meeting of stockholders or until their successors are duly elected and qualified.

Name	Age	Position
David R. Koos	47	Chairman of the Board of Directors, CEO, Secretary, and Acting CFO
Brian Pockett	53	Managing Director and COO, Director
Geoffrey O'Neill	57	President, Director

David R. Koos, PhD & DBA (47) - Chairman and CEO, Secretary,  Acting CFO

Dr.  Koos has served as our CEO, Secretary, and Acting CFO and as Chairman of our board of Directors since our inception. Over the past five years, Dr. Koos either is currently, or has previously  been employed as: Chairman, Chief Executive Officer, Secretary & Acting Chief Financial Officer of Bio-Matrix Scientific Group Inc. (December 6, 2004 to Present) , Managing Director & President of Cell Source Research Inc. (December 5, 2001 to Present) Managing Director & President of Venture Bridge Inc.( November 21, 2001 to Present) Board Member, Chief Financial Officer & Secretary of Cell Bio-Systems Inc., a New York corporation currently operating under the name Franklin Scientific, Inc. (July 17, 2003 to December 1, 2003) and as a Registered Representative of Amerivet Securities, Inc.  (March 31, 2004 to Present and also from November, 2000 to May, 2002). In addition, Dr. Koos has been involved with investment banking, venture capital, and investor relations for the past 20 years. He has worked with several major Wall Street Investment Banks and was a Vice-President of Investments with Sutro & Co., Everen Securities and Dean Witter. Dr. Koos holds the following securities licenses:

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

On June 26 - 28 of 2001 the New York Stock Echange (NYSE) held an administrative hearing panel regarding Mr. David Koos’ handling of a client’s account while he was at Everen Securities. Mr. Koos has not been employed by Everen over the last five years.  The panel found Mr. Koos had engaged in excessive, unsuitable and discretionary trading in a client’s account.  The NYSE found Mr. Koos guilty of the aforementioned and suspended him from association with the NYSE and its affiliates for a period of 9 months.  On appeal, the Enforcement Division requested the suspension be 18 months, which was upheld by the Appeal Board.

The suspension began on May 10, 2002 at the close of business and lasted until November 10, 2003. The NYSE took no further action at the end of the suspension. David Koos’ securities  licenses (NASD Series 7  and Series 24 ) were re-instated with Amerivet Securities Inc. on March 31, 2004.   Amerivet’s business is currently on hold as the CEO is on deployment in Iraq.

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

PhD - Sociology (Economic Sociology - September 2003)

Atlantic International University

Non-Accredited University

MA - Sociology (Economic Sociology - June 1983)

University of California - Riverside, California

Fully Accredited

Five Year Employment History:

Position:	Company Name:	Employment Dates:

Chairman, Chief Executive Officer, Secretary & Acting Chief Financial Officer	Frezer Inc.	May 2, 2005 to Present

Chairman, Chief Executive Officer, Secretary & Acting Chief Financial Officer	Bio-Matrix Scientific Group Inc.	December 6, 2004 to Present

Managing Director & President	Cell Source Research Inc.	December 5, 2001 to Present

Managing Director & President	Venture Bridge Inc.	November 21, 2001 to Present

Member of the Board of Directors, Chief Financial Officer & Secretary	Cell Bio-Systems Inc. (New York)	July 17, 2003 to December 1, 2003

Registered Representative	Amerivet Securities Inc.*	March 31, 2004 to Present (Previously employed: November, 2000 to May, 2002)

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

Publications co- authored by Dr. O’Neill primarily focused on stem cell biology

1.Kagan, W. A.; O’Neill, G. J.; Incefy, G. S.; Goldstein, G.; Good, R. A.: Induction  of human granulocyte differentiation in vitro by ubiquitin and thymopoietin. Blood 50:275, 1977

2. O’Neill GJ, Yang SY, DuPont B: Two HLA-linked loci controlling human complement C4. Proc. Natl. Acad Sci. USA 75:5165, 1978

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

					Long-Term
					Compensation Awards
						Securities
					Restricted	Underlying
				Other Annual	Stock	Options	All other
Name and Principal	Fiscal		Bonus	Compensation	Awards($)	(shares)	Compensation
Position	Year	Salary (1)
David R Koos	2005	$83,333	$0	$0	$0	0	$0
President, Chief
Executive Officer, Secretary & Acting CFO

Brian Pockett	2005	$59,831	1,270	0	0	0	0
Managing Director and Chief Operating Officer

Geoffrey O’Neill President	2005	$59,831	0	0	0	0	0

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

(1) With the exception of , $11,101 to Mr. Pockett, and $9,831 to Mr. O’Neill, all salaries payable have been accrued by the Company. On  March 16, 2006, the Company satisfied all satisfied  all outstanding salary obligations up to December 31, 2005  through the issuance to Koos, Pockett and O’Neill of 2,766,666  common shares, 1,666,667 Common shares, and 1,666,667 Common shares of common stock, respectively

 Item 11 . Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 20, 2006, of each officer or director of the Company, by each person or firm who owns more than 5% of the Company's outstanding shares and by all officers and directors of the Company as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Bombardier Pacific Ventures 711 South Carson Street, Suite 4,Reno, Nevada 89701	3,766,666 (a)	24.66%
Common	David R. Koos C/O Frezer, Inc. 1010 University Avenue, #40, San Diego, California 92103	4,435,171 (a) (b)(e)	29.83%
Common	Brian Pockett C/O Frezer, Inc 1010 University Avenue, #40, San Diego, California 92103.	2,566,694 (c)	17.27%
Common	AFN Trust 8885 Rio San Diego, Suite 357 San Diego, California 92103	125,400 (a)	*Less than 1.00%
Common	Geoffrey O’Neill C/O Frezer, Inc 1010 University Avenue, #40, San Diego, California 92103.	1,841,667 (d)	12.39%
Common	Cell Source Research 8885 Rio San Diego, Suite 357 San Diego, California 92103.	1,403 (a)	* less than 1.00%
	All Officers and Directors as a Group	8,843,532	59.49%

(a) David R. Koos is the sole beneficial owner of Bombardier Pacific Ventures, Managing Director of Cell Source Research Inc and Trustee of the AFN Trust.

(b) David R. Koos is CEO and Chairman of the Board of Directors.

(c) Brian Pockett is Managing Director, COO and a member of our Board of Directors.

(d) Geoffrey O’Neill is President and a member of our Board of Directors.

(e) Includes 541, 702 shares beneficially owned by  David R. Koos, 3,766,666   shares beneficially owned by Bombardier Pacific Ventures, 1403  shares beneficially owned by Cell Source Research and 125,400 shares beneficially owned by the AFN Trust.

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

EXHIBIT INDEX

   EXHIBIT

   NUMBER                                  DESCRIPTION

------------    ---------------------------------------------------------------

 31.1

                    Certification by CEO pursuant to Section 302 of Sarbanes Oxley Act of 2002 dated March 30, 2006.*

 32.1           Certification by CEO pursuant to Section 906 of Sarbanes Oxley Act of 2002 dated March 30, 2006.*

31.2           Certification by CEO pursuant to Section 302 of Sarbanes Oxley Act of 2002 dated April 20, 2006.

 32.2           Certification by CEO pursuant to Section 906 of Sarbanes Oxley Act of 2002 dated April 20, 2006.

10.1

Promissory note from Bio-Matrix Scientific Group, Inc.

10.2

Form of Subscription Agreement  for the sale of 1,650,000 restricted shares.

10.3

Form of Subscription Agreement  for the sale of 333,333 restricted shares.

10.4

Form of Subscription Agreement  for the sale of 500,000 restricted shares.

10.5

Summary of terms of oral agreement by and between Frezer, Inc. and Mr. Richard Owen

10.6

Summary of terms of second oral agreement by and between Frezer, Inc. and Mr. Richard Owen

10.7

Summary of terms of oral agreement by and between Frezer, Inc. and Mr. Ron Paugh

10.8

Summary of terms of oral agreement by and between Frezer, Inc. and Mr. Louis Torio

10.9

Summary of terms of oral agreement by and between Frezer, Inc. and David Koos, Geoffrey O’Neill and Brian Pockett

23                Consent of Armando C. Ibarra , CPA, dated April 20, 2006_____

 Item 14. Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to the Company by Armando C Ibarra:

Fiscal
2005
Audit Fees	$3,445
Audit Related Fees	650
Tax Fees
All Other Fees

$4,095

Audit Fees: Aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements.

Audit Related Fees: Aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees” aboveIn 2005 these fees were primarily derived from review of financial statements in the Company’s Form 10QSB Reports.

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

FREZER, INC

/s /David R. Koos
David R. Koos
Chairman, Secretary, Chief Executive Officer, Acting Chief Financial Officer (and principal accounting officer)
Date. April 20, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

/s/Brian Pockett
Brian Pockett Managing Director, COO, Director
Date
April 20, 2006

/s/Geoffrey O’Neil
Geoffrey O’Neil
Director , President
Date
April 20, 2006