Form 10QSB
period 2006-03-31
FREZER, INC.
filed 2006-05-17
CIK 1328888

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No

As of May 1, 2006, 14,864,064 shares of the issuer's Common Stock, $.0001 par value per share, were outstanding.

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

To the Board of Directors of

Frezer, Inc.

INDEPENDENT ACCOUNTANTS’ REPORT

We have reviewed the accompanying balance sheet of Frezer, Inc. as of March 31 , 2006, and the related statements of operations, changes in stockholders’ equity, and cash flows for the three months ended March 31, 2006 in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants.  All information included in these financial statements is the representation of the management of Frezer, Inc.

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

/s/Armando C. Ibarra

Armando C. Ibarra, CPA-APC

May 17, 2006

Chula Vista, California

FREZER, INC.

UNAUDITED INTERIM FINANCIAL STATEMENTS

FREZER, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

March 31, 2006 and December 31, 2005

ASSETS

	As of	As of
	March 31,	December 31,
	2006	2005
	(unaudited)

CURRENT ASSETS
Cash	$102,777	$264,932
Overpayment of Insurance Premium	6,625
Notes Receivable-related party	64,000	10,000
Prepaid expenses	120,245	24,285

Total Current Assets	293,548	299,217

NET PROPERTY & EQUIPMENT	1,180	1,180

OTHER ASSETS
Deposits
Other assets		-

Total Other Assets	-	-

TOTAL ASSETS	$294,827	$300,397

The accompanying notes are an integral part of the financial statements

FREZER, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

March 31, 2006 and December 31, 2005

LIABILITIES AND STOCKHOLDERS' EQUITY

	As of		As of
	March 31,		December 31,
	2006		2005

	(unaudited)

CURRENT LIABILITIES

Accounts payable	$6,059		$6,783
Accrued salaries	62,000		183,335
Accrued payroll taxes	20,505		9,095

Total Current Liabilities

Total Current Liabilities	88,564		199,213

Total Liabilities	-		-

TOTAL LIABILITIES	88,564		199,213

STOCKHOLDERS' EQUITY
Common stock ($0.001 par value, 100,000,000 shares authorized;
14,864,064 and 8,076,750 shares issued and outstanding
as of March 31, 2006 and December 31, 2005 respectively)	14,865		8,076
Additional paid-in capital	569,872		401,811
Retained (deficit)	(378,474)		(308,703)

Total Stockholders' Equity	206,263		101,184

		`
TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY	$294,827		$300,397

The accompanying notes are an integral part of the financial statements

FREZER, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

For the period commencing May 2, 2005 (inception) and ending December 31, 2005 and cumulative from inception (May 2, 2005) to March 31, 2006

		3 Months Ended	Cumulative Totals from inception to
		March 31,	(May 2, 2005) - to March 31,
		2006	2006

		(unaudited)	(unaudited)
REVENUES
	$

Total Revenues		-	-

COSTS AND EXPENSES
Research & Development		84,410	84,410
General and administrative		162,701	471,404

Total Costs and Expenses		247,111	555814

OPERATING LOSS		(247,111)	(555814)

OTHER INCOME & (EXPENSES)

Interest expense		-	-
Interest Income		6	6
Other income ( gain on payment of accrued salaries with Common Stock)		177,334	177,334

Total Other Income & (Expenses)		177,340	177,340

NET LOSS		$(69,771)	(378,474)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE		(0.01)	(.045)

Weighted Average number of Shares Outstanding		$9,368,241	8,401,384

The accompanying notes are an integral part of the financial statements

FREZER, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN SHAREHOLDER DEFICIT

For the period commencing May 2, 2005 (inception) and ending March 31, 2006

			Additional
	Common		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total

Shares issued for cash and services May 4,2005	6,035,501	6,036	45,164		51,200

Shares issued for Cash November 10, 2005	1,650,000	1,650	245,850		247,500

Shares issued for Cash November 23, 2005	333,333	333	99,667		100,000

Shares issued for services December 10, 2005	57,916	58	11,129		11,187

Net Loss				(308,703)	(308,703)
Balance December 31, 2005	8,076,564	8,077	401,810	(308,703)	101,184

Shares issued for cash	500,000	500	149,500		150,000

Shares issued for services	187,500	188	18,562		18,750

Shares issued in lieu of compensation	6,100,000	6,100	0		6,100

Net Loss				(69,771)	(69,771)
Balance March 31, 2006	14,864,064	14,865	569,872	(378,474)	206,263

The accompanying notes are an integral part of the financial statements.

FREZER, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
For the period commencing May 2, 2005 (inception)and ending December 31, 2005 and cumulative from inception (May 2, 2005) to March 31, 2006

		For the period commencing with inception
	3 Months Ended	(May 2, 2005) and ending
	March 31,	March 31,
	2006	2006
		_____________________

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)	$(69,771)	$(378,474)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock issued for services	18,750	30,937
Stock issued in lieu of compensation	6,100	6,100
Increase/(decrease) in accounts payable and accruals	(110,649)	88,564
(Increase)/decrease in prepaid expenses & deposits	(102,486)	(126,771)
		_____________________

Net Cash Provided by (Used in) Operating Activities	(258,056)	(379,644)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of equipment		(1,180)
Issuance of Notes & other receivable - related parties	(54,000)	(64,000)
		____________________

Net Cash Provided by (Used in) Investing Activities	(54,000)	(65,180)

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash	150,000	547,770
		_____________________

Net Cash Provided by (Used in) Financing Activities	150,000	547,770

		_____________________

Net Increase (Decrease) in Cash	(162,056)	(162,056)

Cash at Beginning of Period	264,932	0
		_____________________

Cash at End of Period	$102,876	$102,876

The accompanying notes are an integral part of the financial statements.

FREZER, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

For period from January 1, 2006 to March 31, 2006

 GENERAL:

 The financial statements of Frezer, Inc. (the Company), included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America.

NOTE 1. INTERIM FINANCIAL STATEMENTS

 The accompanying financial statements have been prepared by Frezer Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been    condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments, which, in the opinion of management, are   necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature.  The results of operations presented in the accompanying condensed financial statements for the period from January 1, 2006 ending March 31, 2006 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2006.

These statements should be read in conjunction with the Company's financial statements for the period commencing with inception (May 2, 2005) and ending December 31, 2005, included in Form 10K-SB, as amended, filed with the U.S. Securities and Exchange Commission.

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

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding.  Diluted earnings per share are the same as basic earnings per share due to the lack

FREZER, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

For period from January 1, 2006 to March 31, 2006

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-continued

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

On February 23, 2006 the Company also issued an additional 187,500 shares to various consultants assisting the Company with its business model implementation

E.    Use of Estimates

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

G.   Income Taxes

The Company accounts for income taxes under the statement of Financial Accounting Statement No.109, Accounting for Income Taxes,’ (“SFAS109).  Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement-carrying

FREZER, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

For period from January 1, 2006 to March 31, 2006

G.   Income Taxes - continued

basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates are recognized in the income in the period that included the enactment date.  There were no current nor deferred income tax expenses or benefits due to the fact that the Company did not have any material operations for the period from January 1, 2006 through March 31, 2006.

NOTE 4.   WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 5.   TRANSACTION WITH RELATED PARTY

The Company subleases approximately 1900 square feet of office space at a rate of $3,818 per month from its former parent. The sublease is for a period of one year commencing on June 3, 2005 and expiring on June 2, 2006. The sublease does not contain a renewal option. There are no contingent payments which the Company is required to make. For the period beginning January 1, 2006 and ending on March 31, 2006 the company incurred rental expense of $11,454. Prior to June 3, 2006, the Company, on limited occasions, utilized office space and certain administrative support services provided by its former parent company at no charge.

During the period beginning on January 1, 2006 and ending on March 31, 2006, the Company loaned $34,000 to its former parent. As consideration for these loans, the Company received promissory notes bearing simple interest at the rate of 10% per annum. All notes are due and payable on December 30, 2006.

During the period beginning on January 1, 2006 and ending on March 31, 2006, the Company loaned $20,000 to the AFN Trust, for whom the Company’s Chairman and CEO acts as Trustee. As consideration for these loans, the Company received a promissory note bearing simple interest at the rate of 10% per annum. The note is due and payable on December 30, 2006.

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

FREZER, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

For period from January 1, 2006 to March 31, 2006

NOTE 6.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Unanticipated costs and expenses or the inability to generate revenues could require additional financing, which the Company currently plans to seek through equity financing. During the quarter ended March 31, 2006 the year ended December 31, 2005 the Company raised cash through the issuance of equity securities totaling $150,000 and $397,000 respectively.

 To the extent financing is not available, the Company may not be able to, or may be delayed in, developing its business purpose.  The accompanying financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

NOTE 7.   DESCRIPTION OF LEASING ARRANGEMENTS

The Company subleases approximately 1900 square feet of office space at a rate of $3,818 per month. The sublease is for a period of one year commencing on June 3, 2005 and expiring on June 3, 2006. The sublease does not contain a renewal option, however the Company feels it will be able to renew for a minimum of another twelve months on similar terms and conditions. There are no contingent payments, which the Company is required to make.  For the period ending on March 31, 2006 the company incurred rental expense of $11,454.

 Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I - Item 1 of this report, and the audited financial statements and notes thereto contained in our Form 10KSB, as amended,   previously filed with the Commission

We were previously a wholly owned subsidiary of Bio-Matrix Scientific Group, Inc. (“BMXG”), a Delaware Corporation engaged primarily in the development of medical devices. The Board of Directors of BMXG has voted to distribute all Shares of our common stock held by BMXG to holders of BMXG common stock of record as of May 31, 2005, which was the record date. These stockholders received one share of our common stock for every one share(s) of BMXG common stock held on the record date. The distribution was paid on June 15, 2005. . In addition, each BMXG stockholder received, by means of an Information Statement, information regarding the distribution.

 Plan of Operation.

(i) To date, we have engaged primarily in organizational activities. Over the next twelve months, we do not anticipate that we will require additional funds to pay for the costs of setting up the stem cell banks facility envisioned and developing the proposed product lines.  .

Results Of Operations

Three Month Period Ending March 31, 2006

The Company experienced a net loss of $ 247,111 for the three-month period ended March 31, 2006.  Research and development expenditures comprised $84,410 of the $247,111 and $162,701 related to general and administrative expenses.

Liquidity And Capital Resources

We believe that we have cash reserves and other current assets which will be sufficient to allow us to lease and make operational a stem cell banking facility, but would not be sufficient to fund commercialization of the Cryo-Chip.

Over the next twelve months:

– Frezer intends to identify key research personnel and consultants, locate and lease a research laboratory facility, perform tenant improvements, create a budget for equipment, lease, or purchase pre owned, additional stem cell bank cryogenic equipment, commence marketing campaigns.  Frezer estimates that this will require between $10,000 to $45,000.

– Frezer intends to identify and lease a stem cell bank location, form alliances with other entities conducting stem cell therapy research, and continue development of our proprietary Cryo-Chip technology.  Frezer estimates that this will require approximately $45,000 to $55,000.

– Frezer intends to, and, if development reaches the stage of reasonable certainty of operation, file our initial patent application on our Cryo-Chip technology and trademark the brand name “Frezer” for use with computerized units for storing biological specimens.  Frezer estimates that this will require approximately $100,000 to $120,000

While Frezer anticipates generation of revenues by late 2006 through our business activities, primarily cryogenic storage of tissue samples either at our own facility, should we acquire one, or by contracting with existing facilities, Frezer can provide no assurance that we will actually do so.

As the Company’s business model develops and upon realization of revenues, it anticipates attempting to raise further funding of about $1.5 million to $1.8 million which, in the event that $1.8 million is raised, will be utilized as follows, such utilization to commence when and if funding is achieved, of which we can give no assurance:

·

Approximately $600,000 to be utilized to purchase or lease specialized equipment for tooling on the Cryo-Chip.

·

Approximately $275,000 to $325,000 to be utilized to purchase materials related to Cryo-Chip.

·

Approximately $150,000 to be utilized to hire consultants, and to be utilized, if required, toward the patent applications related to the Cryo-Chip.

·

Approximately $300,000 to $475,000 to be utilized on testing and quality assurance activities.

·

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

We anticipate, in the event that funding is obtained and revenues are realized, to engage in the following research and development activities over the period beginning on October 1, 2006 and ending on October 1, 2007:

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

  Item 3.   CONTROLS AND PROCEDURES

(A)   Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of David Koos, who is the Company's Principal Executive Officer/Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer/Principal Financial Officer has concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered.

(B)   Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company's internal controls during the period commencing on January 1, 2006 and ending March 31, 2006, David Koos, who is both the Company's Principal Executive Officer and Principal Financial Officer has determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

Part II

Item 1: Legal Proceedings

None

 Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

1. On February 23, 2006, we closed the sale of 500,000 shares of common stock (“Common Stock”) to one purchaser, who is an accredited investor.  The net proceeds of that sale, which were $150,000, will be utilized for general working capital purposes.

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

2. On February 23, 2005 the Company issued 25,000 shares of common stock to Mr. Ron Paugh, an independent consultant from Reno, NV, in exchange for services rendered by Mr. Paugh consisting of assisting the Company in locating and introducing the Company to marketing professionals with the ability to assist the Company in developing an overall marketing and public relations campaign aimed at branding and public awareness. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents. The shares were offered directly through the management of the Company, and the consideration for the shares were services rendered by Mr. Paugh. Mr. Paugh was given the opportunity to examine the Company’s EDGAR filings with the United States Securities and Exchange Commission.  No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of shares.

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

The Company is currently in discussions with marketing professionals introduced by Mr. Paugh.

3. On February 23, 2005 the Company issued 12,500 shares of common stock to Mr. Richard Owen, an independent consultant from San Diego, CA, in exchange for services rendered by Mr. Owen consisting of assistance in brochure design, trade show planning and creation of for the Company’s website. These shares were in addition to 57,916 common shares which were issued to Mr. Owen in December, 2005. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents. The shares were offered directly through the management of the Company, and the consideration for the shares were services rendered by Mr. Owen.  Mr. Owen was given the opportunity to examine the Company’s EDGAR filings with the United States Securities and Exchange Commission.  No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of shares.

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

No work produced by Mr. Owen, namely designs for brochures and the prototype for the Company’s proposed website, has been made publicly available as of May 1, 2006 pending approval from the Company’s Board of Directors.

4. On February 23, 2005 the Company issued 150,000 shares of common stock to Mr. Louis Torio, an independent consultant from Las Vegas, NV, in consideration for agreeing to assist the Company over a six month period commencing on February 23, 2005 in the Company’s efforts to locate potential facilities sites in San Diego, CA and Las Vegas, NV.  The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents. The shares were offered directly through the management of the Company, and the consideration for the shares was the agreement by Mr. Torio to assist the Company, over a six month period commencing on February 23, 2005,   in locating potential facilities sites in San Diego, CA and Las Vegas, NV. Mr. Torio was given the opportunity to examine the Company’s EDGAR filings with the United States Securities and Exchange Commission.  No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of shares. Written disclosure was given to Mr. Torio  prior to issuance of the shares that the shares of  Common Stock have not been registered under the Act and, therefore, cannot be resold unless they are registered under the Act or unless an exemption from registration is available; and

A legend was placed on the certificate that evidences the shares of Common Stock stating that the shares of Common Stock have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the shares of Common Stock.

As of May 1, 2006, no suitable potential facilities sites in either San Diego, CA or Las Vegas, NV have been located through the efforts of Mr. Torio. The issuance of shares was consideration to Mr. Torio for his agreement to assist the Company in locating potential facilities sites in San Diego, CA and Las Vegas, NV over a six month period commencing on February 23, 2005. There is no risk of forfeiture of the shares by Mr. Torio in the event that no such potential facilities sites are located through his efforts.

On March 16, 2006 The Board of Directors issued 6,100,000 common shares to the management team of Frezer Inc. for accrued compensation owed for fiscal year 2005.

The offer and sale of the shares of Common Stock was exempt from the registration provisions of the Securities Act by reason of Section 4(2) thereof. Management made its determination of the availability of such exemption based upon the facts and circumstances surrounding the offer and sale of the shares of Common Stock , including the representations and warranties made by the purchasers and the fact that restrictive legends were placed on, and stop transfer orders placed against, the certificates for the shares of Common Stock .

The use of proceeds was satisfaction of accrued salaries payable totaling $183,000.

 Item 3.   Defaults Upon Senior Securities

None.

  Item 4.   Submission of Matters to a Vote of Security Holders

There have been no matters submitted to a vote of security holders during the period commencing July 1, 2005 and ending as of the date of this report through the solicitation of proxies or otherwise.

  Item 5.   Other Information

None.

Item 6.   Exhibits

31.1	Certification of Chief Executive Officer

31.2	Certification of Acting Chief Financial Officer

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
10.1	Promissory Note from Bio-Matrix Scientific Group, Inc. dated 1/5/2006 in the amount of 10,000
10.2	Promissory Note from Bio-Matrix Scientific Group, Inc. dated2/3/2006 in the amount of 14,000
10.3	Promissory Note from AFN Trust. dated 1/16/2006 in the amount of $20,000
10.4	Agreement by and between Frezer and Bio-Technology Partners Business Trust
10.5	Promissory Note from Bio-Matrix Scientific Group, Inc. dated 1/6/2006 in the amount of 10,000

  SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREZER, INC., a Delaware corporation

By
/s/David Koos
Chief Executive Officer
Date:May 17, 2006