Form 10QSB
period 2006-06-30
FREZER, INC.
filed 2006-08-14
CIK 1328888

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                 to

Commission file number
000-51336

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

As of August 7, 2006 there were 15,534,064 shares of the issuer's Common Stock,
$.0001 par value per share, outstanding.

Transitional Small Business Disclosure Format Yes☐ No ☒

Chang G. Park, CPA, Ph. D.
t 371 E STREET t CHULA VISTA t CALIFORNIA 91910-2615t
t TELEPHONE (858)722-5953 t FAX (858) 408-2695 t FAX (619) 422-1465
t E-MAIL changgpark@gmail.com

Report of Independent Registered Public Accounting Firm
To the Board of Directors of
Frezer, Inc.
(A Development Stage Company)

We have reviewed the accompanying balance sheet of Frezer, Inc. (A Development Stage “Company”) as of June 30, 2006, and the related statements of operation, changes in stockholders’ equity, and cash flows for the six months and three months ended June 30, 2006; and for the period from May 2, 2005 (inception) through June 30, 2006. These financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with generally accepted accounting principles.

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

/s/ Chang G. Park
Chang G. Park, CPA

August 9, 2006
Chula Vista, California

Part I, Item 1

FREZER, INC.
(A Development Stage Company)
Balance Sheets

	As of	As of
	June 30,	December 31,
	2006	2005
ASSETS
Current Assets
Cash	$8,133	$264,932

Accounts and notes receivable - related party	20,099	10,000

Prepaid expenses	81,597	24,285

Total Current Assets	109,829	299,217

Net Property & Equipment	1,180	1,180
TOTAL ASSETS	$111,009	$300,397
LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$10,784	$6,783

Accrued salaries	62,000	183,335

Accrued payroll taxes	12,770	9,095

Total Current Liabilities	85,554	199,213

TOTAL LIABILITIES	85,554	199,213

Stockholders' Equity (Deficit)

Common stock, ($.001 par value, 100,000,000 shares authorized; 15,534,064 and 8,076,564 shares issued and outstanding as of June 30, 2006 and December 31, 2005)	15,535	8,076

Additional paid-in capital	947,536	401,811

Deficit accumulated during development stage	(937,616)	(308,703)

Total Stockholders' Equity	25,455	101,184
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$111,009	$300,397

The accompanying notes are an integral part of the financial statements

FREZER, INC.
(A Development Stage Company)
Statement of Operations

					May 2, 2005
	Six Months		Three Months		(Inception)
	Ended	For the period	Ended	For the period	through
	June 30,	From May 2, 2005	June 30,	From May 2, 2005	June 30,
	2006	to June 30, 2005	2006	to June 30, 2005	2006
Revenues

Revenues	$-	$-	$-	$-	$-

Total Revenues	-	-			-

Costs and Expenses:

Research & development	171,340	-	86,930		171,340

Administrative expenses	459,318	21,285	296,617	21,285	768,021

Total Costs and Expenses	630,658	21,285	383,547	21,285	939,361

Operating Loss	(630,658)	(21,285)	(383,547)	(21,285)	(939,361)

Other Income (Expenses)

Interest income	1,745	-	1,739	-	1,745

Total Other Income (Expenses)	1,745	-	1,739	-	1,745

Net Income (Loss)	$(628,913)	$(21,285)	$(381,808)	$(21,285)	$(937,616)

Basic earnings (loss) per share	$(0.05)	$(0.00)	$(0.03)	$(0.00)

Weighted average number of
common shares outstanding	12,271,661	6,035,315	15,143,185	6,035,315

The accompanying notes are an integral part of the financial statements

FREZER, INC.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)
From May 2,2005 (inception) through June 30, 2006

				Deficit
				Accumulated
	Common	Common	Additional	During	Total
	Stock	Stock	Paid - in	Development
		Amount	Capital	Stage

Shares issued for cash and services May 4, 2005	5,935,315	$5,936	$44,264	$	$50,200

Shares issued for services May 4, 2005	100,000	100	900		1,000

Shares issued for Cash November 10, 2005	1,650,000	1,650	245,850		247,500

Shares issued for Cash November 23, 2005	333,333	333	99,667		100,000

Shares issued for services December 10, 2005	57,916	58	11,129		11,187

Net loss, December 31, 2005				(308,703)	(308,703)
Balance December 31, 2005	8,076,564	8,077	401,810	(308,703)	101,184

Shares issued for cash	500,000	500	149,500		150,000

Shares issued for services	857,500	858	218,892		219,750

Shares issued in lieu of compensation	6,100,000	6,100	177,334.00		183,434

Net loss, June 30, 2006				(628,913)	(628,913)
Balance June 30, 2006	15,534,064	$15,535	$947,536	$(937,616)	$25,455

The accompanying notes are an integral part of the financial statements

FREZER, INC. (A Development Stage Company) Consolidated Statement of Cash Flows

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(628,913)	$(21,285)	$(381,808)		$(21,285)	$(937,616)
Adjustments to reconcile net loss to net cash provided
(used in) by operating activities:
Stock issued for service	219,750	-	201,000		-	231,937
Stock issued in lieu of compensation	-	1,000	-		1,000	-
Depreciation expense
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(57,312)	-	38,648		-	(81,597)
Increase (decrease) in accounts payable	4,001	-	4,725		-	10,784
Increase (decrease) in accrued payroll	(121,335)	-	-		-	62,000
Increase (decrease) in accrued payroll taxes	3,675	-	(7,735)		-	12,770

Net cash provided by (used in) operating activities	(580,134)	(20,285)	(145,170)		(20,285)	(701,722)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property & equipment	-	-			-	(1,180)
(Increase) decrease in accounts receivable - related party	(10,099)	-	50,526		-	(20,099)
Net cash provided by (used in) investing activities	(10,099)	-	50,526		-	(21,279)
CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for accrued payroll	183,434					183,434
Common stock issued for cash	150,000	50,200	-		50,200	547,700
Net cash provided by (used in) financing activities	333,434	50,200	-		50,200	731,134
Net increase (decrease) in cash	(256,799)	29,915	(94,644)		29,915	8,133
Cash at beginning of period	264,932	-	102,777		-	-

Cash at end of period	$8,133	$29,915	$8,133		$29,915	$8,133

Supplemental cash flows disclosures:

Cash paid during period for interest	$-	$-	$-	$

Cash paid during period for income taxes	$-	$-	$-	$

The accompanying notes are an integral part of the financial statements

FREZER, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2006 AND 2005

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Frezer, Inc. (the “Company”) was incorporated in the State of Nevada on May 2, 2005. From inception to July 11, 2006 the Company’s objective was to operate in the field of stem cell banking and regenerative medicine. On July 11, 2006 the Board of Directors of the Company unanimously approved resolutions to abandon all plans to develop a stem cell banking facility and market that facility’s services.

From July 11, 2006 the Company’s objectives have been:

(a) The development and marketing of intellectual property relating to the Company’s proprietary Cryo-Chip and

(b) The development and marketing of intellectual property relating to Cryogenic Storage tank modifications for increased storage capacity.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared by Frezer Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments, which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. The results of operations presented in the accompanying condensed financial statements for the period ended June 30, 2006 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2006.

These statements should be read in conjunction with the Company's financial statements for the period commencing with inception (May 2, 2005) and ended December 31, 2005, included in Form 10K-SB, as amended, filed with the U.S. Securities and Exchange Commission.

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

Basic net earnings (loss) per share amounts is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

FREZER, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2006 AND 2005

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of six months or less when purchased to be cash equivalents.

Income Taxes

Income taxes are provided in accordance with Statement of Financial accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NOTE 3. TRANSACTION WITH RELATED PARTY

The Company subleases approximately 1900 square feet of office space at a rate of $3,818 per month from its former parent. The sublease is for a period of one year commencing on June 3, 2005 and expiring on June 2, 2006. The sublease does not contain a renewal option. Currently, the Company remains in the same location on a month-to-month arraignment not involving its former parent.

There are no contingent payments which the Company is required to make. For the three months ended on June 30, 2006 and the six months ended June 30, 2006 the company incurred rental expense of $11,454 and $22,908, respectively. Prior to June 3, 2006, the Company, on limited occasions, utilized office space and certain administrative support services provided by its former parent company at no charge.

During the period beginning on January 1, 2006 and ending on March 31, 2006, the Company loaned $34,000 to its former parent. As consideration for these loans, the Company received promissory notes bearing simple interest at the rate of 10% per annum. All notes are due and payable on December 30, 2006.

On May 25, 2006 $20,000 of the aforementioned loans, in addition to an additional $10,000 loan to the Company’s former parent, were paid in full. On June 30, 2006 the remaining $14,000 was repaid in full.

NOTE 3. TRANSACTION WITH RELATED PARTY (continued)

During the period beginning on January 1, 2006 and ending on March 31, 2006, the Company loaned $20,000 to the AFN Trust, for whom the Company’s Chairman and CEO acts as Trustee. As consideration for these loans, the Company received a promissory note bearing simple interest at the rate of 10% per annum. The note is due and payable on December 30, 2006. On August 3, 2006 AFN Trust repaid its loan in full.

These financial statements do not include allocation of indirect corporate overheads from the Company’s former parent, as the Company considers that such costs are not reasonably attributable to the business. Management believes that the allocation methodology used is reasonable, and the costs included in these financial statements reflect all costs of doing business.

FREZER, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2006 AND 2005

NOTE 4. DESCRIPTION OF LEASING ARRANGEMENTS

The Company subleases approximately 1900 square feet of office space at a rate of $3,818 per month. The sublease is for a period of one year commencing on June 3, 2005 and expiring on June 3, 2006. The sublease does not contain a renewal option; however in June 2006 the Company continued to occupy the same space on a continuous basis on similar terms and conditions. There are no contingent payments, which the Company is required to make. For the three months ended and the six months ended June 30, 2006 the company incurred rental expense of $11,454 and $22,908, respectively.

NOTE 5. GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Unanticipated costs and expenses or the inability to generate revenues could require additional financing, which the Company currently plans to seek through equity financing. During the quarter ended June 30, 2006 , the quarter ended March 31, 2006, and the year ended December 31, 2005 the Company raised cash through the issuance of equity securities totaling 0, $150,000 and $397,700 respectively.

To the extent financing is not available, the Company may not be able to, or may be delayed in, developing its business purpose. The accompanying financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

NOTE 6. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 7. Common Stock

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

On December 10, 2005, the Company issued 57,916 common shares for service valued at $11,187.

On February 23, 2006 the Company sold 500,000 shares of its common stock for $150,000 as a result of a private placement offering under SEC Regulation D (506).

On February 23, 2006 the Company also issued an additional 187,500 shares to various consultants assisting the Company with its business model implementation at aggregate price of $18,750.

On March 16, 2006 The Board of Directors issued 6,100,000 common shares to the management team of Frezer Inc. for compensation amounting to $183,434 owed for fiscal year 2005, which ended December 31, 2005.

Between May 23, 2006 and May 26, 2006 the Company issued 670,000 common shares to outside consultants for services valued at $201,000.

FREZER, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2006 AND 2005

As of June 30, 2006 and December 31, 2005, the Company had 15,534,064 shares and 8,076,564 shares of common stock issued and outstanding, respectively.

NOTE 8. INCOME TAXES

As of June 30, 2006

Deferred tax assets:
Net operating tax carry forwards	$318,789
Other	-0-
Gross deferred tax assets	318,789
Valuation allowance	(318,789)

Net deferred tax assets	$-0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 9. SCHEDULE OF NET OPERATING LOSSES

2005 Net Operating Loss	$308,703
2006 Net Operating Loss (six months)	628,913

Net Operating Loss	$937,616

As of June 30, 2006, the Company has a net operating loss carry forward of approximately $937,616, which will expire 20 years from the date the loss was incurred.

NOTE 10. SUBSEQUENT EVENTS

On July 11, 2006, the Board of Directors of the Company unanimously approved resolutions to abandon all plans to develop a stem cell banking facility and market that facility’s services. This change represents a significant departure from the earlier plans that the Company had established.

The action of the Board of Directors followed an extensive review by the Board of the Company, in reviewing the Company’s current and prospective financial, managerial, and marketing resources together with an evaluation of the competitive and operating environment facing the Company. The Board also noted the Company’s limited financial resources and the continuing need to focus the Company’s resources effectively.

With these decisions, the Board has determined that the Company will devote its energies primarily to:

(a) The development and marketing of intellectual property relating to the Cryo-Chip and
(b) The development and marketing of intellectual property relating to Cryogenic Storage tank modifications for increased storage capacity.

In August 2006, the Company completed the documentation necessary for submitting a provisional patent application on the Cryo-Chip. Currently all documentation has been submitted to the Company’s Patent Attorney for drafting the patent application. The Company feels the patent application will be filed sometime during the next 30 days.

The Board’s decision was also motivated by the Company’s inability to locate space suitable for the operation of a stem cell banking facility on reasonable terms since the Company’s inception to July 11, 2006 and the apparent prospect that the Company will continue to face continuing difficulties to obtaining suitable space.

FREZER, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2006 AND 2005

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

From inception to July 11, 2006 our objective was to operate in the field of stem cell banking and regenerative medicine.

On July 11, 2006, our Board of Directors unanimously approved resolutions to abandon all plans to develop a stem cell banking facility and market that facility’s services. This change represents a significant departure from the earlier plans that we had established.

The action of the Board of Directors followed an extensive review by our Board. This consisted of reviewing our current and prospective financial, managerial, and marketing resources together with an evaluation of the competitive and operating environment facing us. The Board also noted our limited financial resources and the continuing need to focus the resources effectively.

With these decisions, the Board has determined that we will devote our energies primarily to:

(a) The development and marketing of intellectual property relating to the Cryo-Chip and
(b) The development and marketing of intellectual property relating to Cryogenic Storage tank modifications for increased storage capacity.

The Board’s decision was also motivated by our inability to locate space suitable for the operation of a stem cell banking facility on reasonable terms since our inception to July 11, 2006 and the apparent prospect that we continue to face continuing difficulties to obtaining suitable space.

While we believe that these decisions will better serve our interests, there can be no assurance that we will achieve its objectives or, if we achieve any one or more of its objectives, that we can do so on reasonable terms in light of our current financial condition.

Results Of Operations

Three Month Period Ending June 30, 2006

We experienced a net loss of $ 381,808 for the three-month period ended June 30, 2006 and we experienced a net loss of $628,913 for the six -month period ended June , 2006.

For the three-month period ended June 30, 2006 Research and Development expenditures were $86,930, or 23% of total operating costs for the period of $383,547.

For the three-month period ended June 30, 2006 General and Administrative expenditures were $296,617, or 77% of total operating costs for the period of $383,547.

For the six -month period ended June 30, 2006 Research and Development expenditures were $171,340 , or 27% of total operating costs for the period of $630,658.

FREZER, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2006 AND 2005

For the six -month period ended June 30, 2006 General and Administrative expenditures were $459,318, or 73% of total operating costs for the period of $630,658.

Plan of Operation.

We believe it will require an estimated $800,000 to complete the development and commercialization of our Cryogenic Storage Container:

We believe it will also require an estimated $1,400,000 to manufacture and market our products once commercialized

Over the next twelve months we shall attempt to raise funding of $1,825,000 to $1,875,000 to be utilized as follows:

Cryo-Chip:

Approximately $600, 000 to be utilized to purchase or lease specialized equipment for tooling on the Cryo-Chip

Approximately $275,000 to $325,000 to be utilized to purchase materials related to Cryo-Chip

Approximately $150,000 to be utilized to hire consultants, and to be utilized, if required, toward the patent applications related to the Cryo-Chip

In the event that the required funds can be raised, we anticipate commercialization within 24 to 36 months of the receipt of funds.

Cryogenic Storage Container:
We believe it will require an estimated $800,000 to complete the development and commercialization of our Cryogenic Storage Container:

$275,000 for research and development.
$425,000 for proto-construction
$100,000 for testing

We anticipate, in the event that funding is obtained, to engage in the following research and development activities over the next twelve months:

Develop intellectual property leading to the manufacture of the cryo-chip
Develop intellectual property leading to the re-design and configuration of stem cell cryogenic storage tanks

We anticipate, in the event that funding is obtained, to hire the following additional personnel over the next twelve months:

Director of Engineering Research and Development
Senior Design Engineer
Chief Financial Officer

Liquidity And Capital Resources

We do not believe that we have cash reserves and other current assets which will be sufficient to allow us to develop, commercialize and market our Cryo-Chip or our Cryogenic Storage Container:

At this time, we plan to continue to fund our financial needs through equity private placements of common stock. (No plan of terms, offers or candidates have yet been established and there can be no assurance that we will be able to raise funds on terms favorable to the company or at all.)

FREZER, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2006 AND 2005

Over the next twelve months we shall attempt to raise funding of $1,825,000 to $1,875,000 to be utilized as follows:

Cryo-Chip:

Approximately $600, 000 to be utilized to purchase or lease specialized equipment for tooling on the Cryo-Chip

Approximately $275,000 to $325,000 to be utilized to purchase materials related to Cryo-Chip

Approximately $150,000 to be utilized to hire consultants, and to be utilized, if required, toward the patent applications related to the Cryo-Chip

In the event that the required funds can be raised, we anticipate commercialization within 24 to 36 months of the receipt of funds.

Cryogenic Storage Container:
We believe it will require an estimated $800,000 to complete the development and commercialization of our Cryogenic Storage Container:

$275,000 for research and development.
$425,000 for proto-construction
$100,000 for testing

Additional Funding Requirements

We will also require an estimated $1,400,000 to manufacture and market our products once commercialized which we anticipate attempting to raise upon achievement of commercialization.

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

(B)   Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company's internal controls during the period commencing on April 1, 2006 and ending June 30, 2006, David Koos, who is both the Company's Principal Executive Officer and Principal Financial Officer has determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

Part II

Item 1: Legal Proceedings

None

FREZER, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2006 AND 2005

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On May 23, 2006 the Company issued 600,000 shares of common stock to Biotechnology Partners Business Trust (“BPBT”), an independent consultant, in exchange for services rendered by BPBT consisting of assisting the Company in development of its intellectual property.

The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents. The shares were offered directly through the management of the Company, and the consideration for the shares were services rendered by BPBT valued at $180,000.

BPBT was given the opportunity to examine the Company’s EDGAR filings with the United States Securities and Exchange Commission. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of shares.

Written disclosure was given to BPBT prior to issuance of the shares that the shares of Common Stock have not been registered under the Act and, therefore, cannot be resold unless they are registered under the Act or unless an exemption from registration is available; and

A legend was placed on the certificate that evidences the shares of Common Stock stating that the shares of Common Stock have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the shares of Common Stock.
On May 23, 2006 the Company issued 50,000 shares of common stock to Applied Fluid Engineering (“AFE”), an engineering consulting and research firm, in exchange for services rendered by AFE consisting of assisting the Company in completion of the Cryo-Chip provisional patent application and market research.

The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents. The shares were offered directly through the management of the Company, and the consideration for the shares were services rendered by AFE valued at $15,000.

AFE was given the opportunity to examine the Company’s EDGAR filings with the United States Securities and Exchange Commission. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of shares.

Written disclosure was given to AFE prior to issuance of the shares that the shares of Common Stock have not been registered under the Act and, therefore, cannot be resold unless they are registered under the Act or unless an exemption from registration is available; and

A legend was placed on the certificate that evidences the shares of Common Stock stating that the shares of Common Stock have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the shares of Common Stock.

On May 26, 2006 the Company issued 20,000 shares of common stock to Collective Technologies, Inc. (“CT”), an engineering firm, in exchange for services rendered by CT consisting of assisting the Company in the process of making structural design changes and re-engineering a cryo-storage unit to substantially increase the unit’s capacity.

The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents. The shares were offered directly through the management of the Company, and the consideration for the shares were services rendered by CT valued at $6,000.

CT was given the opportunity to examine the Company’s EDGAR filings with the United States Securities and Exchange Commission. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of shares.

FREZER, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2006 AND 2005

Written disclosure was given to CT prior to issuance of the shares that the shares of Common Stock have not been registered under the Act and, therefore, cannot be resold unless they are registered under the Act or unless an exemption from registration is available; and

A legend was placed on the certificate that evidences the shares of Common Stock stating that the shares of Common Stock have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the shares of Common Stock.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

There have been no matters submitted to a vote of security holders during the period commencing April 1, 2006 and ending as of the date of this report through the solicitation of proxies or otherwise.

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

FRE	ZER, INC., a Nevada corporation
By:	/s/ David R. Koos
David R. Koos
Chief Executive Officer
Date: August 11, 2006