Form 10QSB/A
period 2006-03-31
FREZER, INC.
filed 2006-08-21
CIK 1328888

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-QSB/A

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

As of August 7, 2006, there were 15,534,064 shares of the issuer's Common Stock,
$.0001 par value per share, outstanding.

Transitional Small Business Disclosure Format Yes☐ No ☒

PART I:
  Item 1

ARMANDO C. IBARRA Certified Public Accountants A Professional Corporation

Armando C. Ibarra, C.P.A.                   Members of the California Society of Certified Public Accountants
Armando Ibarra, Jr., C.P.A., JD              Members of the American Institute of Certified Public Accountants
                                                Members of the Better Business Bureau since 1997

To the Board of Directors of
Frezer, Inc.
(A Development Stage Company)

1.1  INDEPENDENT ACCOUNTANTS’ REPORT

We have reviewed the accompanying balance sheet (restated) of Frezer, Inc. as of March 31, 2006, and the related statements (restated) of operations, changes in stockholders’ equity, and cash flows for the three months ended March 31, 2006 in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants.  All information included in these financial statements is the representation of the management of Frezer, Inc.

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

/s/Armando C Ibarra
_________________________
Armando C. Ibarra, CPA-APC

August 18, 2006
Chula Vista, California

FREZER, INC.

UNAUDITED INTERIM FINANCIAL STATEMENTS

FREZER, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
March 31, 2006 and December 31, 2005

ASSETS

	As of	As of
	March 31,	December 31,
	2006	2005

CURRENT ASSETS
Cash	$102,777	$264,932
Accounts Receivable - related party	6,625
Notes Receivable	64,000	10,000
Prepaid expenses	120,245	24,285

Total Current Assets	293,647	299,217

NET PROPERTY & EQUIPMENT	1,180	1,180

OTHER ASSETS
Deposits	-	-
Other assets	-	-

Total Other Assets	-	-

TOTAL ASSETS	$294,827	$300,397

The accompanying notes are an integral part of the financial statements.

FREZER, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
March 31, 2006 and December 31, 2005

LIABILITIES AND STOCKHOLDERS' EQUITY

	As of	As of
	March 31,	December 31,
	2006	2005
	(unaudited)

CURRENT LIABILITIES

Accounts payable	$6,059	$6,783
Accrued salaries	62,000	183,335
Accrued payroll taxes	20,505	9,095

Total Current Liabilities

Total Current Liabilities	88,564	199,213

Total Liabilities	-	-

TOTAL LIABILITIES	88,564	199,213

STOCKHOLDERS' EQUITY
Common stock ($0.001 par value, 100,000,000 shares authorized;
14,764,500 and 8,076,750 shares issued and outstanding
as of March 31, 2006 and December 31, 2005 respectively)	14,865	8,076
Additional paid-in capital	747,206	401,811
Retained (deficit)	(555,808)	(308,703)

Total Stockholders' Equity	206,263	101,184

TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY

	$294,827	$300,397

The accompanying notes are an integral part of the financial statements

FREZER, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
For the period commencing January 1, 2006 and ending March 31, 2006 and cumulative from inception (May 2, 2005) to March 31, 2006

	Qtr. Ended	Period from inception
	March 31,	to March 31, 2006
	2005
	(unaudited)	(unaudited)

REVENUES
	$-	-

Total Revenues	-

COSTS AND EXPENSES
Research & Development	84,410	84,410
General and administrative	162,701	471,404

Total Costs and Expenses	247,111	555,814

OPERATING LOSS	(247,111)	(555,814)

OTHER INCOME & (EXPENSES)

Interest expense	-	-
Interest Income	6	6
Other income

Total Other Income & (Expenses)	6	6

NET LOSS	$(247,105)	(555,808)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.03)	$(0.07)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	$9,368,241	$8,401,384

The accompanying notes are an integral part of the financial statements.

FREZER, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN SHAREHOLDER DEFICIT
(unaudited)
For the period commencing May 2, 2005 (inception) and ending March 31, 2006
			Additional
	Common		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total

Shares issued for cash and services May 4,2005	5,935,315	5,936	44,264		50,200

Shares issued for services May 4, 2005	100,000	100	900		1,000

Shares issued for Cash November 10, 2005	1,650,000	1,650	245,850		247,500

Shares issued for Cash November 23, 2005	333,333	333	99,667		100,000

Shares issued for services December 10, 2005	57,916	58	11,129		11,187

Net Loss				(308,703)	(308,703)
Balance December 31, 2006	8,076,564	8,077	401,810	(308,703)	101,184

Shares issued for cash	500,000	500	149,500		150,000

Shares issued for services	187,500	188	18,562		18,750

Shares issued in lieu of compensation	6,100,000	6,100	177,334		183,434

Net Loss				(247,105)	(247,105)
Balance March 31, 2006	14,864,064	14,865	747,206	(555,808)	206,263

The accompanying notes are an integral part of the financial statements.

FREZER, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
For the period commencing January 1, 2006 and ending March 31, 2006 , Year ended December 31, 2005 and cumulative from inception (May 2, 2005) to March 31, 2006

	Qtr Ended	Year Ended	Period from inception
	March 31,	December 31,	to March 31, 2006
	2006	2005
	(unaudited)		(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)	$(247,105)	$(308,703)	$(555,808)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock issued for services	18,750	12,187	30,937
Stock issued in lieu of compensation	183,434		183,434
Increase/(decrease) in accounts payable and accruals	(110,649)	199,213	88,564
(Increase)/decrease in prepaid expenses & deposits	(102,585)	(24,285)	(126,870)

Net Cash Provided by (Used in) Operating Activities	(258,155)	(121,588)	(379,743)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of equipment		(1,180)	(1,180)
Issuance of Notes & other receivable - related parties	(54,000)	(10,000)	(64,000)

Net Cash Provided by (Used in) Investing Activities	(54,000)	(11,180)	(65,180)

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash	150,000	397,700	547,700

Net Cash Provided by (Used in) Financing Activities	150,000	397,700	547,700

Net Increase (Decrease) in Cash	(162,155)	264,932	102,777

Cash at Beginning of Year	264,932	-	0

Cash at End of Year	$102,777	$264,932	$102,777

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

From July 11, 2006 the Company’s objectives have been:

(a) The development and marketing of intellectual property relating to the Company’s proprietary Cryo-Chip and

(b) The development and marketing of intellectual property relating to Cryogenic Storage tank modifications for increased storage capacity

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
(continued)

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

F.   Development Stage

The Company continues to devote substantially all of its efforts in the development of its plan to develop and market intellectual property relating to the Company’s proprietary Cryo-Chip and develop and market intellectual property relating to Cryogenic Storage tank modifications for increased storage capacity

FREZER, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
For period from January 1, 2006 to March 31, 2006
(continued)
G.   Income Taxes

The Company accounts for income taxes under the statement of Financial Accounting Statement No.109, Accounting for Income Taxes,’ (“SFAS109).  Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement-carrying basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates are recognized in the income in the period that included the enactment date

NOTE 4.   WARRANTS AND OPTIONS

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

There are no contingent payments which the Company is required to make. For the three months ended on March 31, 2006 the company incurred rental expense of $11,454. Prior to June 3, 2006, the Company, on limited occasions, utilized office space and certain administrative support services provided by its former parent company at no charge.

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
(continued)
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

NOTE 8.   INCOME TAXES

As of March 31, 2006

Deferred tax assets:
Net operating tax carry forwards	$188,974
Other	-0-
Gross deferred tax assets	188,974
Valuation allowance	(188,974)

Net deferred tax assets	$-0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 9. SCHEDULE OF NET OPERATING LOSSES

2005 Net Operating Loss	$308,703
2006 Net Operating Loss (three months)	247,105

Net Operating Loss	$555,808

As of March 31, 2006, the Company has a net operating loss carry forward of approximately $555,808, which FREZER, INC. will expire 20 years from the date the loss was incurred.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
For period from January 1, 2006 to March 31, 2006
(continued)

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

Plan of Operation.

(i) From inception to July 11, 2006 our objective was to operate in the field of stem cell banking and regenerative medicine.

On July 11, 2006, our Board of Directors unanimously approved resolutions to abandon all plans to develop a stem cell banking facility and market that facility’s services. This change represents a significant departure from the earlier plans that we had established.

The action of the Board of Directors followed an extensive review by our Board. This consisted of reviewing our current and prospective financial, managerial, and marketing resources together with an evaluation of the competitive and operating environment facing us. The Board also noted our limited financial resources and the continuing need to focus our resources effectively.

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

While we believe that these decisions will better serve our interests, there can be no assurance that we will achieve its objectives or, if we achieve any one or more of its objectives, that we can do so on reasonable terms in light of our current financial condition

Results Of Operations

Three Month Period Ending March 31, 2006

The Company experienced a net loss of $ 247,105 for the three-month period ended March 31, 2006.  Research and development expenditures comprised $84,410 of the $247,111 and $162,701 related to general and administrative expenses.

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
Chief Financial Officer

Liquidity And Capital Resources

We do not believe that we have cash reserves and other current assets which will be sufficient to allow us to develop, commercialize and market our Cryo-Chip or our Cryogenic Storage Container:

At this time, we plan to continue to fund our financial needs through equity private placements of common stock. (No plan of terms, offers, or candidates have yet been established and there can be no assurance that we will be able to raise funds on terms favorable to the company or at all.)

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

The Use of Proceeds was working capital.

On February 23, 2006 the Company issued 25,000 shares of common stock to Mr. Ron Paugh, an independent consultant from Reno, NV, in exchange for services rendered by Mr. Paugh consisting of assisting the Company in locating and introducing the Company to marketing professionals with the ability to assist the Company in developing an overall marketing and public relations campaign aimed at branding and public awareness. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents. The shares were offered directly through the management of the Company, and the consideration for the shares were services rendered by Mr. Paugh. Mr. Paugh was given the opportunity to examine the Company’s EDGAR filings with the United States Securities and Exchange Commission.  No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of shares.

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

On February 23, 2006 the Company issued 12,500 shares of common stock to Mr. Richard Owen, an independent consultant from San Diego, CA, in exchange for services rendered by Mr. Owen consisting of assistance in brochure design, trade show planning and creation of for the Company’s website. These shares were in addition to 57,916 common shares which were issued to Mr. Owen in December, 2005. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents. The shares were offered directly through the management of the Company, and the consideration for the shares were services rendered by Mr. Owen.  Mr. Owen was given the opportunity to examine the Company’s EDGAR filings with the United States Securities and Exchange Commission.  No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of shares.

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

On February 23, 2006 the Company issued 150,000 shares of common stock to Mr. Louis Torio, an independent consultant from Las Vegas, NV, in consideration for agreeing to assist the Company over a six month period commencing on February 23, 2005 in the Company’s efforts to locate potential facilities sites in San Diego, CA and Las Vegas, NV.  The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents. The shares were offered directly through the management of the Company, and the consideration for the shares was the agreement by Mr. Torio to assist the Company, over a six month period commencing on February 23, 2005, in locating potential facilities sites in San Diego, CA and Las Vegas, NV. Mr. Torio was given the opportunity to examine the Company’s EDGAR filings with the United States Securities and Exchange Commission.  No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of shares. Written disclosure was given to Mr. Torio prior to issuance of the shares that the shares of Common Stock have not been registered under the Act and, therefore, cannot be resold unless they are registered under the Act or unless an exemption from registration is available; and

A legend was placed on the certificate that evidences the shares of Common Stock stating that the shares of Common Stock have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the shares of Common Stock.

As of May 1, 2006, no suitable potential facilities sites in San Diego, CA or Las Vegas, NV have been located through the efforts of Mr. Torio. The issuance of shares was consideration to Mr. Torio for his agreement to assist the Company in locating potential facilities sites in San Diego, CA and Las Vegas, NV over a six month period commencing on February 23, 2005. There is no risk of forfeiture of the shares by Mr. Torio in the event that no such potential facilities sites are located through his efforts.

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

The use of proceeds was satisfaction of accrued salaries payable totaling $183,000.

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

On May 26, 2006 the Company issued 20,000 shares of common stock to Collective Technologies, Inc. (“CT”) , an engineering firm, in exchange for services rendered by CT consisting of assisting the Company in the process of making structural design changes and re-engineering a cryo-storage unit to substantially increase the unit’s capacity.

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

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

There have been no matters submitted to a vote of security holders during the period commencing January 1, 2006 and ending as of the date of this report through the solicitation of proxies or otherwise.

Item 5.   Other Information

None.

Item 6.   Exhibits

31.1	Certification of Chief Executive Officer *
31.3	Certification of Chief Executive Officer dated August 18, 2006.
31.2	Certification of Acting Chief Financial Officer*
31.4	Certification of Acting Chief Financial Officer dated August 18,2006.
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.*
32.3	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 dated August 18,2006.
32.2	Certification of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.*
32.4	Certification of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002. dated August 18,2006.
10.1*	Promissory Note from Bio-Matrix Scientific Group, Inc. dated 1/5/2006 in the amount of 10,000
10.2*	Promissory Note from Bio-Matrix Scientific Group, Inc. dated2/3/2006 in the amount of 14,000
10.3*	Promissory Note from AFN Trust. dated 1/16/2006 in the amount of $20,000
10.4*	Agreement by and between Frezer and Bio-Technology Partners Business Trust
10.5*	Promissory Note from Bio-Matrix Scientific Group, Inc. dated 1/6/2006 in the amount of 10,000

*Filed Previously

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREZER, INC., a Nevada corporation

By:	/s/ David R. Koos
David Koos
Chief Executive Officer
Date: August 18, 2006