Form 10QSB/A
period 2006-03-31
FREZER, INC.
filed 2006-08-31
CIK 1328888

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-QSB/A
Amendment No: 2

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No ☐

As of August 7, 2006, 15,534,064 shares of the issuer's Common Stock, $.0001 par value per share, were outstanding.

Transitional Small Business Disclosure Format     Yes ☐     No ☒

PART I:
Item 1

To the Board of Directors of
Frezer, Inc.
(A Development Stage Company)

INDEPENDENT ACCOUNTANTS' REPORT
We have reviewed the accompanying balance sheet (restated) of Frezer, tic. as of March 31, 2006, and the related statements (restated) of operations, changes in stockholders' equity, and cash flows for the three months winded March 31, 2006 in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants, All information included in these financial statements is the representation of the management of Frezer, Inc.
We conducted our review in accordance with the standard! of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the Objective of which is the expression of an opinion regarding the financial Statements taken as a whole. Accordingly, we do not express such an opinion.

Our review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with U.S. generally accepted accounting principles.

Armando C. Ibarra
CPA-APC
August 30,2006 Chula Vista, California

FREZER, INC.

UNAUDITED INTERIM FINANCIAL STATEMENTS

Frezer, Inc.
Balance Sheet Assets

CURRENT ASSETS	As of March 31, 2006 (unaudited)	(Restated) As of March 31, 2006 (unaudited)	As of December 2005
Cash	$102,777	$102,777	$264,932
Accounts Receivable - related party	6,526	6,625
Notes Receivable	64,000	64,000	10,000
Prepaid expenses	120,245	120,245	24,285

Total Current Assets	293,548	293,647	299,217

NET PROPERTY & EQUIPMENT	1,180	1,180	1,180

OTHER ASSETS
Deposits
Other assets			-

Total Other Assets	-	-	-

TOTAL ASSETS	$294,728	$294,827	$300,397

The accompanying notes are an integral part of the financial statements.

Frezer, Inc.
Balance Sheet

LIABILITIES AND STOCKHOLDERS' EQUITY
		(Restated)
	As of	As of
	March 31,	March 31,	As of
	2006	2006	December 31,
	(unaudited)	(unaudited)	2005

CURRENT LIABILITIES

Accounts payable	6,059	$6,059	$6,783
Accrued salaries	62,000	62,000	183,335
Accrued payroll taxes	20,505	20,505	9,095

Total Current Liabilities

Total Current Liabilities	88,564	88,564	199,213

Total Liabilities	-	-	-

TOTAL LIABILITIES	88,564	88,564	199,213

STOCKHOLDERS' EQUITY
Common stock ($0.001 par value, 100,000,000 shares authorized;
14,764,500 and 8,076,750 shares issued and outstanding
as of March 31, 2006 and December 31, 2005 respectively)	14,765	14,865	8,076
Additional paid-in capital	569,873	747,206	401,811
Retained (deficit)	(378,474)	(555,808)	(308,703)

Total Stockholders' Equity	206,164	206,263	101,184

TOTAL LIABILITIES

& STOCKHOLDERS' EQUITY	294,728	$294,827	$300,397

The accompanying notes are an integral part of the financial statements.

Frezer, Inc.
Unaudited Statements of Operations

		(Restated)	(Restated)
	Qtr. Ended	Qtr. Ended	Period from inception (May 2, 2005)
	March 31,	March 31,	to March 31, 2006
	2006	2006

REVENUES	$	$	$

Total Revenues	-	-

COSTS AND EXPENSES

Research & Development	84,410	84,410	84,410
General and administrative	162,701	162,701	471,404

Total Costs and Expenses	247,111	247,111	555,814

OPERATING LOSS	(247,111)	(247,111)	(555,814)

OTHER INCOME & (EXPENSES)

Interest expense	-	-
Interest Income	6	6	6
Other income	177,334

Total Other Income & (Expenses)	177,340	6	6

NET LOSS	$(69,771)	$(247,105)	$(555,808)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.01)	$(0.03)	$(0.07)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	9,368,241	9,368,241	8,401,384

The accompanying notes are an integral part of the financial statements.

Frezer, Inc.
Unaudited Consolidated Statement of Stockholders' Equity
From May 2, 2005 (Inception) through March 31, 2006

			(As	Restated)	Additional	Additional
	Common		Common		Paid-In	Paid-in	Retained	Retained
	Shares	Amount	Shares	Amount	Capital	Capital	Earnings	Earnings	Total	Total
						(As Restated)		(As Restated)		(As Restated)

Shares issued for cash and services May 4,2005	5,935,315	5,936	5,935,315	5,936	44,264	44,264			50,200	50,200

Shares issued for services May 4, 2005	100,000	100	100,000	100	900	900			1000	1,000

Shares issued for Cash November 10, 2005	1,650,000	1,650	1,650,000	1,650	245,850	245,850			247500	247,500

Shares issued for Cash November 23, 2005	333,333	333	333,333	333	99,667	99,667			100,000	100,000

Shares issued for services December 10, 2005	57,916	58	57,916	58	11,129	11,129			11187	11,187

Net Loss							(308,703)	(308,703)	(308,703)	(308,703)
Balance March 31, 2006	8,076,564	8,077	8,076,564	8,077	401,810	401,810	(308,703)	(308,703)	101,184	101,184

Shares issued for cash	500,000	500	500,000	500	149,500	149,500			150000	150,000

Shares issued for services	187,500	188	187,500	188	18,562	18,562			18750	18,750

Shares issued in lieu of compensation	6,100,000	6,100	6,100,000	6,100	0	177,334			6,100	183,434

Net Loss							(69,771)	(247,105)	(69,771)	(247,105)
Balance March 31, 2006	14,864,064	14,865	14,864,064	14,865	569,872	747,206	(378,474)	(555,808)	206,263	206,263

The accompanying notes are an integral part of the financial statements.

Frezer
Statements of Cash Flows

		(Restated)
	Qtr Ended	Qtr Ended	Year Ended
	March 31,	March 31,	December 31,
	2006	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)	$(69,771)	$(247,105)	$(308,703)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock issued for services	18,750	18,750	12,187
Stock issued in lieu of compensation	6,100	183,434
Increase/(decrease) in accounts payable and accruals	(110,649)	(110,649)	199,213
(Increase)/decrease in prepaid expenses & deposits	(102,486)	(102,585)	(24,285)

Net Cash Provided by (Used in) Operating Activities	(258,056)	(258,155)	(121,588)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of equipment			(1,180)
Issuance of Notes & other receivable - related parties	(54,000)	(54,000)	(10,000)

Net Cash Provided by (Used in) Investing Activities	(54,000)	(54,000)	(11,180)

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash	150,000	150,000	397,700

Net Cash Provided by (Used in) Financing Activities	150,000	150,000	397,700

Net Increase (Decrease) in Cash	(162,056)	(162,155)	264,932

Cash at Beginning of Year	-	264,932	-

Cash at End of Year	$(162,056)	$102,777	$264,932

Supplemental Cash Flow Disclosures:

Cash paid during period for interest	$	$-	$

Cash paid during period for taxes	$	$	$

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

F.   Development Stage

The Company continues to devote substantially all of its efforts in the development of its plan to develop and market intellectual property relating to the Company’s proprietary Cryo-Chip and develop and market intellectual property relating to Cryogenic Storage tank modifications for increased storage capacity

G.   Income Taxes

FREZER, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
For period from January 1, 2006 to March 31, 2006
(continued)

The Company accounts for income taxes under the statement of Financial Accounting Statement No.109, Accounting for Income Taxes,’ (“SFAS109).  Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement-carrying basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates are recognized in the income in the period that included the enactment date

NOTE 4. RESTATEMENT

The Company has effected a restatement of our financial statements as described below:

The company initially erroneously accounted for the issuance of 6,100,000 common shares issued to the management team of Frezer Inc. on March 16, 2006 for compensation owed for fiscal year 2005 (“Management Stock Issuance”) as a credit to Common Stock of $6, 100 and a credit to Other Income of $177,334 with corresponding debits to Accrued Salaries for those amounts . As corrected, the appropriate credit entries should have been , and have been restated as, a credit to Common Stock of $6, 100 and a credit to Additional Paid in Capital of $177,334 .

Originally reported and restated amounts are as follows:

	As Originally Reported March 31, 2006	As Restated March 31, 2006
Other income	$177,334	$0
Net Loss	$(69,771)	$(247,105)
Additional paid-in capital	$569,873	$747,206
Retained (deficit)	$(378,474)	$(555,808)

NOTE 5.   WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 6.   TRANSACTION WITH RELATED PARTY

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

NOTE 7.  GOING CONCERN

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

NOTE 8.   DESCRIPTION OF LEASING ARRANGEMENTS

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

NOTE 9.   INCOME TAXES

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

NOTE 10. SCHEDULE OF NET OPERATING LOSSES

2005 Net Operating Loss	$308,703
2006 Net Operating Loss (three months)	247,105

Net Operating Loss	$555,808

As of March 31, 2006, the Company has a net operating loss carry forward of approximately $555,808, which will expire 20 years from the date the loss was incurred.

FREZER, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
For period from January 1, 2006 to March 31, 2006
(continued)

NOTE 11. SUBSEQUENT EVENTS

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

The Board’s decision was also motivated by our inability to locate space suitable for the operation of a stem cell banking facility on reasonable terms since our inception to July 11, 2006 and the apparent prospect that the we continue to face continuing difficulties to obtaining suitable space.

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

Item 3.   CONTROLS AND PROCEDURES

(A)   Evaluation of Disclosure Controls and Procedures

Until August 28, 2006, the Company had considered its internal disclosure controls and procedures to be both adequate and effective. On August 28, 2006, both of the Board of Directors and David Koos, the Company’s CEO and Acting CFO, reevaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006 and going forward and, based upon that evaluation, concluded that the Company’s disclosure controls and procedures were not effective in timely alerting management to material information relating to the Company which is required to be included in its periodic SEC filings.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Acting Chief Financial Officer, to allow timely decisions regarding required disclosure.
(B)   Changes in Internal Controls Over Financial Reporting

As of August 29, 2006, the Company changed its internal disclosure controls and procedures over financial reporting by:

(a) adding a review committee (consisting of David Koos and Brian Pockett, the Company’s COO)to review its public disclosure documents, and

(b) appointing David Koos to the position of Disclosure Coordinator. The Disclosure Coordinator will have overall responsibility for preparing a timetable and for following up with others to make sure that assigned tasks have been completed on a timely basis.

Based on these changes, the Company feels that, as of August 29, 2006, internal disclosure controls and procedures currently in place shall be adequate going forward.

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

The offer and sale of the shares of Common Stock was exempt from the registration provisions of the Securities website, has been made publicly available as of May 1, 2006 pending approval from the Company’s Board of Directors.

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

No work produced by Mr. Owen, namely designs for brochures and the prototype for the Company’s proposed an exemption from registration is available; and

A legend was placed on the certificate that evidences the shares of Common Stock stating that the shares of Common Stock have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the shares of Common Stock.

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

Item 5.   Other Information

None

Item 6.   Exhibits

31.1	Certification of Chief Executive Officer *
31.3	Certification of Chief Executive Officer dated August 18, 2006.*
31.5	Certification of Chief Executive Officer dated August 30,2006
31.2	Certification of Acting Chief Financial Officer*
31.4	Certification of Acting Chief Financial Officer dated August 18,2006.*
31.6	Certification of Acting Chief Financial Officer dated August 30,2006
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.*
32.3	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 dated August 18,2006.*
32.5	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 dated August 30,2006
32.2	Certification of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.*
32.4	Certification of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002. dated August 18,2006.*
32.6	Certification of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002. dated August 30,2006
10.1*	Promissory Note from Bio-Matrix Scientific Group, Inc. dated 1/5/2006 in the amount of 10,000
10.2*	Promissory Note from Bio-Matrix Scientific Group, Inc. dated2/3/2006 in the amount of 14,000
10.3*	Promissory Note from AFN Trust. dated 1/16/2006 in the amount of $20,000
10.4*	Agreement by and between Frezer and Bio-Technology Partners Business Trust
10.5*	Promissory Note from Bio-Matrix Scientific Group, Inc. dated 1/6/2006 in the amount of 10,000

*Filed Previously

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREZER, INC., a Nevada corporation

By:	/s/ David Koos
Chief Executive Officer
Date: August 30, 2006