Form 10QSB/A
period 2006-03-31
FREZER, INC.
filed 2006-09-06
CIK 1328888

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-QSB/A
Amendment No: 3

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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No

As of August 31, 2006, 15,534,064 shares of the issuer's Common Stock, $.0001 par value per share, were outstanding.

Transitional Small Business Disclosure Format Yes☐ No ☒

PART I:
  Item 1

To the Board of Directors of
Frezer, Inc.
(A Development Stage Company)

INDEPENDENT ACCOUNTANTS' REPORT

We have reviewed the accompanying balance sheet (restated) of Frezer, tic. as of March 31, 2006, and the related statements (restated) of operations, changes in stockholders' equity, and cash flows for the three months ended March 31, 2006 in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants, All information included in these financial statements is the representation of the management of Frezer, Inc.

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

Our review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the fmancial statements in order for them to be in conformity with U.S. generally accepted accounting principles.

Armando C. Ibarra
CPA-APC
August 30,2006 Chula Vista, California

FREZER, INC.

UNAUDITED INTERIM FINANCIAL STATEMENTS

Frezer, Inc.
Balance Sheet ASSETS

	(Restated)
	As of	As of
	March 31,	December 31,
	2006	2005
	(unaudited)
CURRENT ASSETS
Cash	$102,777	$264,932
Accounts Receivable - related party	6,625
Notes Receivable	64,000	10,000
Prepaid expenses	120,245	24,285
Total Current Assets	293,647	299,217

NET PROPERTY & EQUIPMENT	1,180	1,180

OTHER ASSETS
Deposits
Other assets		—

Total Other Assets	—	—

TOTAL ASSETS	$294,827	$300,397
The accompanying notes are an integral part of the financial statements.

Frezer, Inc.
Balance Sheet

LIABILITIES AND STOCKHOLDERS' EQUITY

	(Restated)
	As of	As of
	March 31,	December 31,
	2006	2005
	(unaudited)
CURRENT LIABILITIES
Accounts payable	$6,059	$6,783
Accrued salaries	62,000	183,335
Accrued payroll taxes	20,505	9,095

Total Current Liabilities

Total Current Liabilities	88,564	199,213

Total Liabilities	—	—

TOTAL LIABILITIES	88,564	199,213

STOCKHOLDERS' EQUITY
Common stock ($0.001 par value, 100,000,000 shares authorized;
14,764,500 and 8,076,750 shares issued and outstanding
as of March 31, 2006 and December 31, 2005 respectively)	14,865	8,076
Additional paid-in capital	747,206	401,811
Retained (deficit)	(555,808)	(308,703)
Total Stockholders' Equity	206,263	101,184

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$294,827	$300,397
The accompanying notes are an integral part of the financial statements.

Frezer, Inc.
Unaudited Statements of Operations

	(Restated)	(Restated)
	Qtr. Ended March 31, 2006	Period from inception (May 2, 2005) to March 31, 2006
REVENUES

Total Revenues	$—	$

COSTS AND EXPENSES
Research & Development	84,410	84,410
General and administrative	162,701	471,404

Total Costs and Expenses	247,111	555,814

OPERATING LOSS	(247,111)	(555,814)

OTHER INCOME & (EXPENSES)
Interest expense	—
Interest Income	6	6
Other income

Total Other Income & (Expenses)	6	6

NET LOSS	$(247,105)	$(555,808)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.03)	$(0.07)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	9,368,241	8,401,384

The accompanying notes are an integral part of the financial statements.

Frezer, Inc.
Unaudited Consolidated Statement of Stockholders' Equity From May 2, 2005 (Inception) through March 31, 2006

	(As Restated)
	Common Shares	Amount	Additional Paid-in Capital (As Restated)	Retained Earnings (As Restated)	Total (As Restated)
Shares issued for cash and services May 4,2005	5,935,315	5,936	44,264		50,200

Shares issued for services May 4, 2005	100,000	100	900		1,000

Shares issued for Cash November 10, 2005	1,650,000	1,650	245,850		247,500

Shares issued for Cash November 23, 2005	333,333	333	99,667		100,000

Shares issued for services December 10, 2005	57,916	58	11,129		11,187

Net Loss				(308,703)	(308,703)
Balance March 31, 2006	8,076,564	8,077	401,810	(308,703)	101,184

Shares issued for cash	500,000	500	149,500		150,000

Shares issued for services	187,500	188	18,562		18,750

Shares issued in lieu of compensation	6,100,000	6,100	177,334		183,434

Net Loss				(247,105)	(247,105)
Balance March 31, 2006	14,864,064	14,865	747,206	(555,808)	206,263

The accompanying notes are an integral part of the financial statements.

Frezer
Statements of Cash Flows

	(Restated)
	Qtr Ended	Year Ended
	March 31,	December 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(247,105)	$(308,703)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock issued for services	18,750	12,187
Stock issued in lieu of compensation	183,434
Increase/(decrease) in accounts payable and accruals	(110,649)	199,213
(Increase)/decrease in prepaid expenses & deposits	(102,585)	(24,285)

Net Cash Provided by (Used in) Operating Activities	(258,155)	(121,588)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment		(1,180)
Issuance of Notes & other receivable - related parties	(54,000)	(10,000)

Net Cash Provided by (Used in) Investing Activities	(54,000)	(11,180)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	150,000	397,700

Net Cash Provided by (Used in) Financing Activities	150,000	397,700

Net Increase (Decrease) in Cash	(162,155)	264,932
Cash at Beginning of Year	264,932	-
Cash at End of Year	102,777	264,932

Supplemental Cash Flow Disclosures:
Cash paid during period for interest	$—	$
Cash paid during period for taxes	$	$

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

FREZER, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
For period from January 1, 2006 to March 31, 2006
(continued)

F.   Development Stage

The Company continues to devote substantially all of its efforts in the development of its plan to develop and market intellectual property relating to the Company’s proprietary Cryo-Chip and develop and market intellectual property relating to Cryogenic Storage tank modifications for increased storage capacity.

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

NOTE 4. RESTATEMENT

The Company has effected a restatement of our financial statements as described below:

The company initially erroneously accounted for the issuance of 6,100,000 common shares issued to the management team of Frezer Inc. on March 16, 2006 for compensation owed for fiscal year 2005 (“Management Stock Issuance”) as a credit to Common Stock of $6, 100 and a credit to Other Income of $177,334 with corresponding debits to Accrued Salaries for those amounts . As corrected, the appropriate credit entries should have been , and have been restated as, a credit to Common Stock of $6, 100 and a credit to Additional Paid in Capital of $177,334.

Originally reported and restated amounts are as follows:

	As Originally Reported March 31, 2006	As Restated March 31, 2006		Cumulative Effect of Restatement
Other income	$177,334	$	O	$(177,334)
Net Loss	$(69,771)		$(247,105)	$(177,334)
Additional paid-in capital	$569,873		$747,206	$177,334
Retained (deficit)	$(378,474)		$(555,808)	$(177,334)
Earnings (Loss) per share	$(0.01)		$(0.03)	$(0.02)

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

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 10. SCHEDULE OF NET OPERATING LOSSES

2005 Net Operating Loss	$308,703
2006 Net Operating Loss (three months)	247,105
Net Operating Loss	$555,808

As of March 31, 2006, the Company has a net operating loss carryforward of approximately $555,808, which will expire 20 years from the date the loss was incurred.

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

Item 3.   CONTROLS AND PROCEDURES

(A)   Evaluation of Disclosure Controls and Procedures

Until August 28, 2006 the Company’s internal disclosure controls and procedures consisted of

(i)	A review on a quarterly basis of all Journal Entries by the Acting CFO
(ii)	A review on a quarterly basis of all Ledger Entries by the Acting CFO
(iii)	A review of the Trial Balance prepared for any quarterly or annual accounting period (“Reporting Period”) by the Acting CFO
(iv)	A review of any required adjusting entries to the Trial Balance prepared for any Reporting Period by the Acting CFO
(v)	A review of the Adjusted Trial Balance prepared for any Reporting Period by the Acting CFO
(vi)	A review of the financial statements prepared for any Reporting Period by the Acting CFO
(vii)	A review of any After Closing Trial Balance prepared for any Reporting Period by the Acting CFO
(viii)
A review of the balance sheet, income statement, statement of shareholder’s equity and statement of cash flow with any notes to financial statements for any Reporting Period by the Acting CFO prior to review by an Independent Public Accountant.

Until August 28, 2006, the Company had considered the it’s internal disclosure controls and procedures to be both adequate and effective. On August 28, 2006, both of the Board of Directors and David Koos (the Company’s CEO and Acting CFO) reevaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006 and going forward and, based upon that evaluation, concluded that the Company’s disclosure controls and procedures were not effective in timely alerting management to material information relating to the Company which is required to be included in its periodic SEC filings.

It was determined that the material weakness lay in

(a)	the frequency of the reviews of Journal entries and
(b)	the fact that one individual was responsible for the entire internal review process, thus increasing the possibility of human error and
(c)
the fact that no formal timetable was in place in regards to preparation of financial statements for any reporting period which the Company feels may have contributed to the error The Company currently feels, if such a formal timetable was in place, it would have given the Company sufficient time to identify and correct the accounting error

(B)   Changes in Internal Controls Over Financial Reporting

(A)adding a review committee (consisting of David Koos and Brian Pockett, the Company’s COO)to review it’s public disclosure documents. This review would not only encompass a review of the completed financials prior to filing with the Commission but would also encompass
(a) a review by both members of the review committee of all steps of the Accounting Cycle mentioned in Item 3 of this 10QSB/A for any reporting period
(b) An increase in the frequency of the aforementioned review of all Journal Entries from quarterly to monthly

(B) appointing David Koos to the position of Disclosure Coordinator. The Disclosure Coordinator will have overall responsibility for preparing a timetable for each reporting period and for following up with others to make sure that assigned tasks have been completed on a timely basis.

Based on these changes, the Company feels that, as of August 29, 2006, internal disclosure controls and procedures currently in place shall be adequate going forward.

Part II

Item 1: Legal Proceedings

None

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

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

Item 5.   Other Information

None

Item 6.   Exhibits

31.1	Certification of Chief Executive Officer *
31.3	Certification of Chief Executive Officer dated August 18, 2006.*
31.5	Certification of Chief Executive Officer dated August 30,2006*
31.7	Certification of Chief Executive Officer dated September 5, 2006
31.2	Certification of Acting Chief Financial Officer*
31.4	Certification of Acting Chief Financial Officer dated August 18,2006.*
31.6	Certification of Acting Chief Financial Officer dated August 30,2006*
31.8	Certification of Acting Chief Financial Officer dated September 5, 2006
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.*
32.3	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 dated August 18,2006.*
32.7	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 dated September 5, 2006.
32.5	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 dated August 30,2006*
32.2	Certification of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.*
32.4	Certification of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002. dated August 18,2006.*
32.6	Certification of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002. dated August 30,2006*
32.8	Certification of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002. dated September 5, 2006
10.1*	Promissory Note from Bio-Matrix Scientific Group, Inc. dated 1/5/2006 in the amount of 10,000
10.2*	Promissory Note from Bio-Matrix Scientific Group, Inc. dated2/3/2006 in the amount of 14,000
10.3*	Promissory Note from AFN Trust. dated 1/16/2006 in the amount of $20,000
10.4*	Agreement by and between Frezer and Bio-Technology Partners Business Trust
10.5*	Promissory Note from Bio-Matrix Scientific Group, Inc. dated 1/6/2006 in the amount of 10,000

*Filed Previously

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREZER, INC., a Nevada corporation

By: /s/ David Koos
Chief Executive Officer
Date: September 5, 2006