Form 10QSB/A
period 2005-09-30
FREZER, INC.
filed 2006-09-15
CIK 1328888

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No 3

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ]  No [X]

As of August 31, 2006, 15,534,064 shares of the issuer's Common Stock, $.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format  Yes[ ]  No [X]

Frezer, Inc. (also referred to as the “Company,” “we,” or “our”) is filing this Amendment No.3 (the “Amendment No.3”) to our Form 10QSB, as previously amended, for the quarter ended September 30 , 2005 (the “Form 10QSBA”) for the purpose of amending the cover page to indicate whether we are a "shell company" which was inadvertently omitted. We are also updating the signature page and Part II Item 6 in their entirety as required under required under Rule 12b-15, promulgated under the Securities and Exchange Act of 1934 , and are filing as exhibits new certifications by the Company’s principal executive officer and principal financial officer required under Rule 12b-15, promulgated under the Securities and Exchange Act of 1934 .
This Amendment No. 3 reflects only the changes to the cover page and Part II Item 6 discussed above. No other information included in the Form 10QSBA including the information set forth in our financial statements and the notes thereto, has been modified or updated in any way.

Part II

Item 6.   Exhibits

31.1	Certification of Chief Executive Officer *

31.2	Certification of Acting Chief Financial Officer*

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of Chief Executive Officer dated December 20, 2005*

31.4	Certification of Acting Chief Financial Officer Dated December 20, 2005 dated December 20, 2005*

32.3	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002. dated December 20, 2005*

32.4	Certification of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002. dated December 20, 2005*

31.5	Certification of Chief Executive Officer dated September 14, 2006

31.6	Certification of Acting Chief Financial Officer dated September 14, 2006

32.5	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002. dated September 14, 2006

32.6	Certification of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002. dated September 14, 2006

* Previously filed

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREZER, INC., a Nevada corporation
By:	/s/ David R. Koos
David R. Koos
Chief Executive Officer
Date: September 14, 2006