Form 10QSB/A
period 2006-06-30
FREZER, INC.
filed 2006-09-15
CIK 1328888

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No 1

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

Frezer, Inc. (also referred to as the “Company,” “we,” or “our”) is filing this Amendment No.1 (the “Amendment No.1”) to our Form 10QSB for the quarter ended June 30 , 2006 (the “Form 10QSB”) for the purpose of amending the cover page to indicate whether we are a "shell company" which was inadvertently omitted. We are also updating the signature page , Part I Item 3 and Part II Item 6 in their entirety as required under required under Rule 12b-15, promulgated under the Securities and Exchange Act of 1934 , and are filing as exhibits new certifications by the Company’s principal executive officer and principal financial officer required under Rule 12b-15, promulgated under the Securities and Exchange Act of 1934 .
This Amendment No. 1 reflects only the changes to the cover page, Part I Item 3 and Part II Item 6 discussed above. No other information included in the Form 10QSB including the information set forth in our financial statements and the notes thereto, has been modified or updated in any way.

Part 1

Item 3.   CONTROLS AND PROCEDURES

(A)   Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of David Koos, who is the Company's Principal Executive Officer/Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's Principal Executive Officer/Principal Financial Officer had concluded, at that time, that the Company's disclosure controls and procedures were, in fact, effective at this reasonable assurance level as of the period covered.

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

Until August 28, 2006, the Company had considered its internal disclosure controls and procedures to be both adequate and effective. On August 28, 2006, both of the Board of Directors and David Koos reevaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006 and going forward and, based upon that evaluation, concluded that the Company’s disclosure controls and procedures were not effective in timely alerting management to material information relating to the Company which is required to be included in its periodic SEC filings.

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

As of August 29,2006, the following changes were implemented:

(A) adding a review committee (consisting of David Koos and Brian Pockett, the Company’s COO)to review its public disclosure documents. This review would not only encompass a review of the completed financials prior to filing with the Commission but would also encompass
(a) a review by both members of the review committee of all steps of the Accounting Cycle mentioned in Item 3 of this 10QSB/A for any reporting period
(b) An increase in the frequency of the aforementioned review of all Journal Entries from quarterly to monthly

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

Part II

Item 6.   Exhibits

31.1*	Certification of Chief Executive Officer

31.3	Certification of Chief Executive Officer dated September 14, 2006

31.2*	Certification of Acting Chief Financial Officer

31.4	Certification of Acting Chief Financial Officer dated September 14, 2006

32.1*	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 dated September 14, 2006

32.2*	Certification of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 dated September 14, 2006.

* Filed Previously

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREZER, INC., a Nevada corporation
By:	/s/ David R. Koos
David R. Koos
Chief Executive Officer
Date: September 14, 2006