Form 10QSB
period 2006-09-30
FREZER, INC.
filed 2006-11-15
CIK 1328888

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-QSB

 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

¨ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of November 7, 2006 there were 15,534,064 shares of the issuer's Common Stock,
$.001 par value per share, outstanding.

Transitional Small Business Disclosure Format Yes ☐ No ☒

Chang G. Park, CPA, Ph. D.
t 371 E STREET t CHULA VISTA t CALIFORNIA 91910-2615t
t TELEPHONE (858)722-5953 t FAX (858) 408-2695 t FAX (619) 422-1465
t E-MAIL changgpark@gmail.com t

 Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Frezer, Inc.
(A Development Stage Company)

We have reviewed the accompanying balance sheet of Frezer, Inc. (A Development Stage “Company”) as of September 30, 2006, and the related statements of operation, changes in stockholders’ equity, and cash flows for the nine months and three months ended September 30, 2006; and for the period from May 2, 2005 (inception) through September 30, 2006. These financial statements are the responsibility of the Company’s management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is currently in the development stage. Because of the Company’s current status and limited operations there is substantial doubt about its ability to continue as a going concern. Management’s plans in regard to its current status are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chang G. Park____________________
Chang G. Park, CPA

November 7, 2006
Chula Vista, California

FREZER, INC.
(A Development Stage Company)
Balance Sheets

	As of	As of
	September 30,	December 31,
	2006	2005
ASSETS
Current Assets
Cash	$4,326	$264,932
Accounts and notes receivable - related party	—	10,000
Prepaid expenses	45,059	24,285
Total Current Assets	49,385	299,217

Net Property & Equipment	—	1,180

Other Asset
Deposit	3,942	—
Total Other Asset	3,942	—
TOTAL ASSETS	$53,327	$300,397

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$12,459	$6,783
Accrued salaries	186,000	183,335
Accrued payroll taxes	9,319	9,095
Accrued interest	671	—
Notes payable	48,658	—
Total Current Liabilities	257,107	199,213
TOTAL LIABILITIES	257,107	199,213

Stockholders' Equity (Deficit)

Common stock, ($0.001 par value, 100,000,000 shares
authorized; 15,534,064 and 8,076,564 shares issued and
outstanding as of September 30, 2006 and December 31, 2005)	15,535	8,076
Additional paid-in capital	947,536	401,811
Deficit accumulated during development stage	(1,166,851)	(308,703)
Total Stockholders' Equity	(203,780)	101,184
TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY	$53,327	$300,397

FREZER, INC.
(A Development Stage Company)
Statement of Operations

					May 2, 2005
	Nine Months		Three Months	Three Months	(Inception)
	Ended	For the period	Ended	Ended	through
	September 30,	From May 2, 2005	September 30,	September 30,	September 30,
	2006	to September 30, 2005	2006	2005	2006
Revenues
Revenues	$—	$—	$—	$—	$—
Total Revenues	—	—			—

Costs and Expenses:
Research & development	276,776	—	105,436		276,776
Administrative expenses	585,534	112,456	126,216	91,171	894,237
Total Costs and Expenses	862,310	112,456	231,652	91,171	1,171,013

Operating Loss	(862,310)	(112,456)	(231,652)	(91,171)	(1,171,013)

Other Income (Expenses)
Interest income	2,802	—	1,057	—	2,802
Other income	2,261	—	2,261	—	2,261
Interest expense	(901)	—	(901)	—	(901)

Total Other Income (Expenses)	4,162	—	2,417	—	4,162

Net Income (Loss)	$(858,148)	$(112,456)	$(229,235)	$(91,171)	$(1,166,851)

Basic earnings (loss) per share	$(0.06)	$(0.02)	$(0.01)	$(0.02)

Weighted average number of
common shares outstanding	13,371,079	6,035,315	15,534,064	6,035,501

FREZER, INC.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)
From May 2,2005 (inception) through September 30, 2006

					Deficit
					Accumulated
		Common	Additional		During
	Common	Stock	Paid-in		Development
	Stock	Amount	Capital		Stage	Total
Shares issued for cash and services May 4, 2005	5,935,315	$5,936	$44,264	$		$50,200

Shares issued for services May 4, 2005	100,000	100	900			1,000

Shares issued for Cash November 10, 2005	1,650,000	1,650	245,850			247,500

Shares issued for Cash November 23, 2005	333,333	333	99,667			100,000

Shares issued for services December 10, 2005	57,916	58	11,129			11,187

Net loss, December 31, 2005					(308,703)	(308,703)
Balance December 31, 2005	8,076,564	8,077	401,810		(308,703)	101,184

Shares issued for cash	500,000	500	149,500			150,000

Shares issued for services	857,500	858	218,892			219,750

Shares issued in lieu of compensation	6,100,000	6,100	177,334.00			183,434

Net loss, September 30, 2006					(858,148)	(858,148)
Balance September 30, 2006	15,534,064	$15,535	$947,536		$(1,166,851)	$(203,780)

FREZER, INC.
(A Development Stage Company)
Consolidated Statement of Cash Flows

						May 2, 2005
	Nine Months	For the period	Three Months		Three Months	(Inception)
	Ended	From May 2, 2005	Ended		Ended	through
	September 30,	to September 30,	September 30,		September 30,	September 30,
	2006	2005	2006		2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(858,148)	$(112,456)	$(229,235)		$(91,171)	$(1,166,851)
Adjustments to reconcile net loss to net cash provided
(used in) by operating activities:
Stock issued for service	219,750	—	—		—	231,937
Stock issued in lieu of compensation		1,000	—		—	—
Depreciation expense	1,180		1,180			1,180
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(20,774)	—	36,538		—	(45,059)
Increase (decrease) in accounts payable	5,676	69,221	1,675		69,221	12,459
Increase (decrease) in accrued payroll	2,665	—	124,000		—	186,000
Increase (decrease) in accrued payroll taxes	224	—	(3,451)		—	9,319
Increase (decrease) in accrued interest	671		671			671

Net cash provided by (used in) operating activities	(648,756)	(42,235)	(68,622)		(21,950)	(770,344)

CASH FLOWS FROM INVESTING ACTIVITIES

Increase in deposit	(3,942)		(3,942)			(3,942)
Acquisition of property & equipment		—			—	(1,180)
(Increase) decrease in accounts receivable - related party	10,000	—	20,099		—	—

Net cash provided by (used in) investing activities	6,058	—	16,157		—	(5,122)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase in notes payable	48,658		48,658			48,658
Common stock issued for accrued payroll	183,434		—			183,434
Common stock issued for cash	150,000	50,200	—		—	547,700

Net cash provided by (used in) financing activities	382,092	50,200	48,658		—	779,792

Net increase (decrease) in cash	(260,606)	7,965	(3,807)		(21,950)	4,326

Cash at beginning of period	264,932	—	8,133		29,915	—

Cash at end of period	$4,326	$7,965	$4,326		$7,965	$4,326

Supplemental cash flows disclosures:

Cash paid during period for interest	$—	$—	$—	$

Cash paid during period for income taxes	$—	$—	$—	$

Supplemental non-cash disclosures:

Note payable	$—	$—

Common stock issued for services	$—	$—

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Frezer, Inc. (the “Company”) was incorporated in the State of Nevada on May 2, 2005. From inception to July 11, 2006 the Company's objective was to operate in the field of stem cell banking and regenerative medicine. On July 11, 2006 the Board of Directors of the Company unanimously approved resolutions to abandon all plans to develop a stem cell banking facility and market that facility's services.

From July 11, 2006 the Company's objectives have been:

(a) The development and marketing of intellectual property relating to the Company's proprietary Cryo-Chip and

(b) The development and marketing of intellectual property relating to Cryogenic Storage tank modifications for increased storage capacity.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared by Frezer Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments, which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. The results of operations presented in the accompanying condensed financial statements for the period ended September 30, 2006 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2006.

These statements should be read in conjunction with the Company's financial statements for the period commencing with inception (May 2, 2005) and ended December 31, 2005, included in Form 10K-SB, as amended, filed with the U.S. Securities and Exchange Commission.

Basis of Accounting

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31, year-end.

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

Basic net earnings (loss) per share amounts are computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

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

NOTE 3. NOTES PAYABLE

On July 3, 2006, the Company established a Line of Credit Promissory Note Agreement for $50,000 with Bio Technology Business Partners Trust. The unpaid principal of this line of credit bears simple interest at a rate of 10% per annum. As of September 30, 2006, there had been a total of six advances under this credit line totaling $23, 656.79. Amounts advanced under this credit line are due and payable on a date that is 365 days from each advance.

On August 14, 2006, the Company entered into a Promissory Note Agreement with Dermatex Medical Device Consultants for $25,000. This note bears interest at a rate of 10% simple per annum and all Principal and accrued interest are due and payable on August 13, 2007.

NOTE 4. TRANSACTION WITH RELATED PARTY

The Company leased approximately 1900 square feet of office space at a rate of $3,818 per month from its former parent. The sublease was for a period of one year commencing on June 3, 2005 and expiring on June 2, 2006. The sublease did not contain a renewal option. Currently, the Company remains in the same location on a month-to-month arraignment not involving its former parent.

There are no contingent payments which the Company is required to make. For the three months ended on September 30, 2006 and the nine months ended September 30, 2006 the company incurred rental expense of  $12,348 and $39,836,  respectively. Prior to June 3, 2006, the Company, on limited occasions, utilized office space and certain administrative support services provided by its former parent company at no charge.

During the period beginning on January 1, 2006 and ending on March 31, 2006, the Company loaned $34,000 to its former parent. As consideration for these loans, the Company received promissory notes bearing simple interest at the rate of 10% per annum. All notes are due and payable on December 30, 2006.

On May 25, 2006 $20,000 of the aforementioned loans, in addition to an additional $10,000 loan to the Company's former parent, were paid in full. On June 30, 2006 the remaining $14,000 was repaid in full.

During the period beginning on January 1, 2006 and ending on March 31, 2006, the Company loaned $20,000 to the AFN Trust, for whom the Company's Chairman and CEO acts as Trustee. As consideration for these loans, the Company received a promissory note bearing simple interest at the rate of 10% per annum. The note is due and payable on December 30, 2006. On August 3, 2006 AFN Trust repaid its loan in full.

NOTE 5. DESCRIPTION OF LEASING ARRANGEMENTS

The Company subleases approximately 1900 square feet of office space at a rate of $3,818 per month. The sublease is for a period of one year commencing on June 3, 2005 and expired on June 3, 2006. The sublease does not contain a renewal option; however the Company continues to occupy the same space on a continuous basis on similar terms and conditions. There are no contingent payments, which the Company is required to make. For the three months ended and the nine months ended September 30, 2006 the company incurred rental expense of  $12,348 and $39,836 respectively.

NOTE 6. GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Unanticipated costs and expenses or the inability to generate revenues could require additional financing, which the Company currently plans to seek through equity financing. During the quarters ended September 30, 2006, June 30, 2006 and March 31, 2006, and the year ended December 31, 2005 the Company raised cash through the issuance of equity securities totaling 0, 0, $150,000 and $397,700 respectively.

To the extent financing is not available, the Company may not be able to, or may be delayed in, developing its business purpose. The accompanying financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

NOTE 7. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 8. Common Stock

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

As of September 30, 2006 and December 31, 2005, the Company had 15,534,064 shares and 8,076,564 shares of common stock issued and outstanding, respectively.

NOTE 9. INCOME TAXES

As of September 30, 2006

Deferred tax assets:
Net operating tax carry forwards	$396,729
Other	-0-
Gross deferred tax assets	396, 729
Valuation allowance	(396,729)

Net deferred tax assets	$-0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 10. SCHEDULE OF NET OPERATING LOSSES

2005 Net Operating Loss	$308,703
2006 Net Operating Loss (nine months)	858,148

Net Operating Loss	$1,166,851

As of September 30, 2006, the Company has a net operating loss carry forward of approximately $1,166, 581 which will expire 20 years from the date the loss was incurred.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I - Item 1 of this report, and the audited financial statements and notes thereto contained in our Form 10KSB, as amended, previously filed with the Commission. Statements in this report relating to future plans, projections, events or conditions are forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those described. Frezer, Inc. expressly disclaims any obligation or undertaking to update these statements in the future.
All references to “We” ,“Our” or “Us” refer to Frezer, Inc.

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

On July 11, 2006, our Board of Directors unanimously approved resolutions to abandon all plans to develop a stem cell banking facility and market that facility's services. This change represents a significant departure from the earlier plans that we had established.

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

The Board's decision was also motivated by our inability to locate space suitable for the operation of a stem cell banking facility on reasonable terms since our inception to July 11, 2006 and the apparent prospect that we continue to face continuing difficulties to obtaining suitable space.

While we believe that these decisions will better serve our interests, there can be no assurance that we will achieve its objectives or, if we achieve any one or more of its objectives, that we can do so on reasonable terms in light of our current financial condition.

Results of Operations

Three Month Period Ending September 30, 2006

We experienced a net loss of $229, 235 for the three-month period ended September 30, 2006 and we experienced a net loss of $858, 148 for the nine -month period ended September 30, 2006.

For the three-month period ended September 30, 2006 Research and Development expenditures were $105, 436, or 46% of total operating costs for the period of $231,652.

For the three-month period ended September 30, 2006 General and Administrative expenditures were $126,216, or 54% of total operating costs for the period of $231,652.

For the nine -month period ended September 30, 2006 Research and Development expenditures were $276,776, or 32% of total operating costs for the period of $862,310.

 For the nine -month period ended September 30, 2006 General and Administrative expenditures were $585 534, or 68% of total operating costs for the period of $862,310.

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

(B)   Changes in Internal Controls Over Financial Reporting

(1)adding a review committee (consisting of David Koos and Brian Pockett, the Company’s COO)to review its public disclosure documents. This review would not only encompass a review of the completed financials prior to filing with the Commission but would also encompass
(a) a review by both members of the review committee of all steps of the Accounting Cycle mentioned in Item 3 of this 10QSB/A for any reporting period
(b) An increase in the frequency of the aforementioned review of all Journal Entries from quarterly to monthly

(2) appointing David Koos to the position of Disclosure Coordinator. The Disclosure Coordinator will have overall responsibility for preparing a timetable for each reporting period and for following up with others to make sure that assigned tasks have been completed on a timely basis.

Based on these changes, the Company feels that, as of the date of this Form 10QSB, internal disclosure controls and procedures currently in place shall be adequate going forward.

Part II

Item 1: Legal Proceedings

None

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

There have been no matters submitted to a vote of security holders during the period commencing July 1 , 2006 and ending as of the date of this report through the solicitation of proxies or otherwise.

Item 5.   Other Information

On August 14, 2006 we borrowed $25,000 dollars from an unaffiliated third party. In consideration of this loan, we issued the lender a $25000 Note carrying simple interest at 10%. This Note is due and payable, with accrued interest, on August 13, 2007.

Between July 7, 2006 and September 8, 2006 we borrowed $23,658 from an unaffiliated third party at an interest rate of 10% simple interest. We are obligated to repay these loans, with accrued interest, between July 6, 2007 and September 7, 2007 as follows:

Principal Amount	Due Date
$6,440	Due July 6, 2007
$3,700	Due July 16,2007
$500	Due August 14,2007
$6,792	Due August 24, 2007
$4,951	Due August 30,2007
$1,275	Due Sept 7, 2007

Item 6.   Exhibits

31.1	Certification of Chief Executive Officer
31.2	Certification of Acting Chief Financial Officer
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
10.1	Note Payable to Dermatex dated August 14, 2006
10.2	Note Payable to Bio Technologies Business Partners Trust dated July 3, 2006

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREZER, INC., a Nevada corporation
By:	/s/ David R. Koos
David R. Koos
Chief Executive Officer
Date: November 14, 2007