Form 10KSB
period 2006-12-31
FREZER, INC.
filed 2007-02-22
CIK 1328888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2006

File Number: 000-51336

FREZER, INC.
(Exact name of registrant as specified in its charter)

NEVADA	20-2777600
(State of jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

1010 University Avenue	92103
(Address of principal executive offices)	(Zip Code)

(619) 702-1404
(Registrants telephone number, including area code)

Securities Registered under Section 12(b) of the Exchange Act: None

Securities Registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [___] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No[X]

The issuer had no revenues for the year ended December 31, 2006.

As of February 2, 2007, 15,534,064 shares of the registrant's Common Stock were outstanding. The aggregate market value of the voting common equity held by non-affiliates (based on the closing bid price of $0.11 as reported on February 2, 2007 by the NASD Over-the-Counter Bulletin Board) was approximately $383,045.

DOCUMENTS INCORPORATED BY REFERENCE: None

THE STATEMENTS CONTAINED IN THIS REPORT ON FORM 10-KSB THAT ARE NOT HISTORICAL FACTS ARE “FORWARD-LOOKING STATEMENTS (AS THAT TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995), THAT CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS “BELIEVES, “EXPECTS, “MAY,” “WILL,” “SHOULD,” OR “ANTICIPATES,” OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS INCLUDING, BUT NOT LIMITED TO, STATEMENTS REGARDING THE PLANNED EFFORTS TO IMPLEMENT THE COMPANY’S BUSINESS PLAN, , OUR PLANNED PRODUCTS, AND ANY OTHER EFFORTS THAT THE COMPANY INTENDS TO TAKE IN AN ATTEMPT TO GROW THE COMPANY, ENHANCE SALES, ATTRACT & RETAIN QUALIFIED PERSONNEL, AND OTHERWISE EXPAND THE COMPANY’S BUSINESS ARE NOT HISTORICAL FACTS AND ARE ONLY PREDICTIONS. NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR BECAUSE OF THE CONTINUING RISKS AND UNCERTAINTIES FACING THE COMPANY. SUCH RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING: BUSINESS (OR SYSTEMATIC) RISK ASSOCIATED WITH AN EARLY STAGE COMPANY, UNSYSTEMATIC RISK, AND POLITICAL RISK. FURTHER, BECAUSE OF THE SMALL SIZE OF THE COMPANY, THE COMPANY’S LIMITED FINANCIAL AND MANAGERIAL RESOURCES AND THE CONTINUING COMPETITIVE PRESSURES AND UNCERTAINT REGULATORY ENVIRONMENT, ANY ONE OR MORE OF THESE AND OTHER RISKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS INDICATED, EXPRESSED, OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. ALL REFERENCES TO “FREZER,” “WE,” “COMPANY,” OR “US” CONTAINED WITHIN THIS FORM 10-KSB REFER TO FREZER, INC.

PART  I

Item 1. Description of Business

Business development.

Frezer Inc. (“Frezer” or the “Company”) was incorporated in the State of Nevada on May 2, 2005.  Frezer was previously a wholly owned subsidiary of BMXP Holdings, Inc., then known as Bio-Matrix Scientific Group, Inc. (“BMXG”), a Delaware Corporation engaged primarily in the development of medical devices. The Board of Directors of BMXG voted to distribute all Shares of our common stock held by BMXG to holders of BMXG common stock of record as of May 31, 2005, which was the record date. These stockholders received one share of our common stock for every one share of BMXG common stock held on the record date. The distribution was paid on June 15, 2005.  In addition, each BMXG stockholder received, by means of an Information Statement, information regarding the distribution.

From inception to July 11, 2006 our objective was to operate in the field of stem cell banking and regenerative medicine. On July 11, 2006, our Board of Directors unanimously approved resolutions to abandon all plans to develop a stem cell banking facility and market that facility's services. This change represented a significant departure from the earlier plans that we had established. The action of the Board of Directors followed an extensive review by our Board. This consisted of reviewing our current and prospective financial, managerial, and marketing resources together with an evaluation of the competitive and operating environment facing us. The Board also noted our limited financial resources and the continuing need to focus the resources effectively.

With these decisions, the Board has determined that we will devote our energies primarily to:

•	The development and marketing of intellectual property relating to the Cryo-Chip; and

•	The development and marketing of intellectual property relating to Cryogenic Storage tank modifications for increased storage capacity.

The Board's decision was also motivated by our inability, since inception, to locate space suitable for the operation of a stem cell banking facility on reasonable terms and the apparent prospect that we continue to face continuing difficulties to obtaining suitable space.

While we believe that these decisions will better serve the interests of our shareholders, there can be no assurance that we will achieve our objectives or, if we achieve any one or more of our objectives, that we can do so on reasonable terms in light of our current financial condition.

The Company maintains a website at  www.frezer.net. This website is currently under construction. The information contained on our website is not a part of, and should not be construed as being incorporated by reference into, this Form 10-KSB.

Business of the Company; Principal Products and Services.

Cryo-Chip.

We are in the process of developing a product, which we call the Cryo-Chip, based on a new application of currently existing technology. The Cryo-Chip is similar to a computer chip that can be used to provide an extensive line of stem cells for research and development. Each Cryo-Chip can hold numerous, defined  stem cells that can be used for different studies allowing  multiple data points to be examined in relatively short periods of time. Each chip then can be stored in a cryogenic storage unit. Benefits of this technology include:

•	Less abrasive wear to stored specimen.

•	Requires only one permanent treatment.

•	Elimination of thermal shock to the specimens through a dry, computer controlled process.

•	Increased durability and wear life of chips.

•	Relaxation of internal stresses to stored specimens.

•	Reduced down time, less maintenance and higher productivity.

•	Deep cryo processing which is compatible with other treatments.

We plan to develop, manufacture and market the Frezer Cryo-Chips.  Each chip will have a wide range of temperatures for physicists, chemists, materials scientists and device engineers. Principal users of the Frezer Cryo-Chip will be Research Laboratories. The technology for both cryo and computer chips have been used for years, but the process of combining them together for stem cell research is in its infancy.

We are currently in the concept stage of this product, and there is no assurance as to when or if we will be able to successfully commercialize this product and/or protect our intellectual property related to this product. We estimate that it will require approximately $1,825,000 to $1,875,000 to develop and commercialize this product.  If funding becomes available as needed, we estimate commercialization within twelve to eighteen months from receipt of funding, but we can give no assurance that such commercialization will be achieved within that time frame, if at all.

We currently plan to fund the majority of this product development from a combination of equity and/or debt financing and our future cash flow (if any).  We can give no assurance if and when such financing and cash flow might become available to us.

Cryogenic Stem Cell Storage Container.

We are also in the concept stage of the development of a new smaller cryogenic container which, once developed, will give cryogenic storage facilities greater cost efficiency and increased profitability by enabling them to store more specimens per storage tank, thus making them more cost efficient and profitable.

We believe it will require an estimated $800,000 to complete the development and commercialization of our Cryogenic Stem Cell Storage Container. We currently plan to fund the majority of this product development from a combination of equity and/or debt financing and our future cash flow (if any). We can give no assurance if and when such financing and cash flow might become available to us.

Manufacture; Distribution and Marketing.

We believe it will also require an estimated $1,400,000 to manufacture and market our products once commercialized.

We intend to initially market our Cryogenic Stem Cell Storage Container to cryogenic tank manufacturers, cryogenic storage banks including cord blood banks (both private and public), blood banks, sperm banks, bone marrow banks, hospitals, cancer centers, fertility clinics, and veterinary blood banks and stem cell labs. As market penetration is achieved and as our reputation grows, we also anticipate demand for our containers from research and development laboratories.

We plan to initially utilize an outside sales force having the capability to visit both current and prospective clients, demonstrate our system, and inform the prospective client as to how their individual business can benefit from using our product lines. As growth warrants, we intend to establish our own dedicated sales force.

We also anticipate participating in several trade shows and conventions such as the American Association of Blood Banks Annual Meeting & TXPO, Annual Meeting and Clinical Lab Expo, FIME International Medical Expo. Our focus at these conventions will be to appeal to each company directly by educating them as to how enhancing the storage capacity of each of their cryogenic storage tanks can improve their profitability.

The Cryo-Chip, being a much more complex instrument, will be marketed almost exclusively to research and development companies. Although we intend to initially target those involved directly in stem cell and stem cell related research, we believe that pharmaceutical and drug delivery companies will in the future, have a demand for our products.

As part of our marketing strategy, we plan to offer comprehensive sales and customer service telephone support as well establishing an interactive web site which will display our full product line and allow present and prospective customers to familiarize themselves with our technology allow our clients to reorder supplies and track the processing and shipment of their order.

Competitive Business Conditions.

We are an insignificant participant among the companies which engage in stem cell storage containers and stem cell research and development. There are many established venture capital backed concerns that have significantly greater financial and personnel resources and technical expertise than we have. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors. As a result, we may not be able to achieve our objectives.

Sources of Material.

We intend to source materials from a variety of vendors as the materials required by us are widely available on competitive terms and conditions.

Patents and Trademarks.

We are currently engaged in the research and development of our proprietary technology for a computer chip that can be used to provide a line of stem cells for research and development, which we commonly refers to a the “Cryo-Chip.” We filed a U.S. provisional patent application for a “Multi-Well Cell Culture Plate” with the U.S. Patent and Trademark Office on August 22, 2006. There are no assurances that we will have sufficient funds to further prosecute this patent application and, even if we have such funds, whether such prosecution will be successful.

Government Regulations.

A significant factor in the production and marketing of our products is regulation by the applicable governmental authorities in the United States, including the United States Food and Drug Administration (“ FDA”), and those in other countries in which we distribute or intend to distribute our products. These regulatory agencies must approve our products before we can market them in the applicable regions.

The FDA typically categorizes medical devices into three regulatory classifications subject to varying degrees of regulatory control:

CLASS I: Subject to the least regulatory control. Requires compliance with labeling and record keeping regulations.

CLASS II: Subject to performance standard and other general controls.

CLASS III: Requires clinical testing to assure safety and effectiveness. Subject to other general controls.

We believe that our proprietary Cryogenic Stem Cell Storage Container designs fall under the FDA’s CLASS I regulatory category. We view the Cryo-Chip as a CLASS I device, as it is non-invasive.

The FDA also regulates the processes and facilities used to manufacture medical devices and related products. In order to market devices and products that are approved by the FDA, the manufacturer’s quality control and manufacturing procedures must conform to the FDA’s Good Manufacturing Practice (GMP) regulations. The GMP regulations cover the design, packaging, labeling and manufacturing of medical devices. We must consistently spend the necessary time and resources in all areas of production and quality control to ensure full technical compliance with all FDA regulations.

The Company’s products may also be subject to foreign regulatory approval before they may be marketed abroad.

The cost of complying with and the effect of existing environmental laws do not have a material effect on our operations, nor do we believe that we will be materially effected by existing environmental laws in the future. We are not aware of any pending environmental laws which would have a material effect on us.

Number of Employees.

We currently employ three (3) full time employees and 0 part time employees.

Recent Developments.

On February 1, 2007, Frezer and KI Equity Partners IV, LLC (“KI Equity”) entered into a Securities Purchase Agreement (“Purchase Agreement”) under which Frezer will sell to KI Equity, and KI Equity will purchase from Frezer, 63,900,000 shares of Frezer’s Common Stock (“Shares”) for a purchase price of $639,000 (“Purchase Price”), or $0.01 per share. The issuance of the Shares is intended to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof and such other available exemptions. As such, the Shares may not be offered or sold in the United States unless they are registered under the Securities Act, or an exemption from the registration requirements of the Securities Act is available. No registration statement covering the Shares has been or is expected to be filed with the United States Securities and Exchange Commission (“SEC” or “Commission”) or with any state securities commission in connection with the issuance of the Shares. However, as a condition to the closing of the transactions contemplated under the Purchase Agreement (“Closing”), Frezer will grant certain demand and piggyback registration rights to KI Equity with respect to the Shares. The registration rights agreement covering the foregoing registration rights will be executed by Frezer and KI Equity at the Closing.

Separately, Brian F. Pockett, the current Chief Operating Officer of Frezer (“Pockett”), Geoffrey O’Neill, the current President of Frezer (“O’Neill”), and Bombardier Pacific Ventures, Inc., a Nevada corporation (“Bombardier”), which is controlled by David R. Koos, the current Chairman and Chief Executive Officer of Frezer (“Koos”) have agreed to sell 6,100,000 shares of Frezer’s common stock (“Transferred Shares”), in the aggregate, to KI Equity for an aggregate purchase price of $61,000, or $0.01 per share (the “Stock Transfer”). The closing of the Stock Transfer is a condition of the closing of the Purchase Agreement, and the closing of the Purchase Agreement is a condition of the closing of the Stock Transfer.

Frezer is presently authorized under its Articles of Incorporation to issue 100,000,000 shares of common stock, $0.001 par value per share. As of February 2, 2007, Frezer has 15,534,064 shares of its common stock issued and outstanding. Following the issuance of the Shares to KI Equity under the Purchase Agreement and KI Equity’s purchase of the Transferred Shares pursuant to the Stock Transfer, KI Equity will own a total of 70,000,000 shares of Frezer’s common stock, or approximately 88% of the total outstanding shares of Frezer’s common stock immediately following the Closing.

In connection with the Purchase Agreement, and as a condition on to the Closing, Koos, Pockett, O’Neill and Bombardier (individually, a “Principal” and collectively, the “Principals”) will agree to terminate any and all agreements and contracts with Frezer and irrevocably release Frezer from any and all debts, liabilities and obligations, pursuant to the terms and conditions of a certain release agreement (“Release Agreement”) to be executed at the Closing.

In connection with the Purchase Agreement, and as a further condition to the Closing, the Principals will agree to indemnity and hold Frezer harmless from all liabilities and obligations related to the period prior to Closing, pursuant to the terms and conditions of a certain indemnity agreement (“Indemnity Agreement”) to be executed at Closing. Pursuant to the Indemnity Agreement, Frezer will pay the Principals a cash payment in an amount to be determined prior to Closing as consideration for their agreement to indemnify Frezer. A sum of $50,000 from the consideration will be withheld from payment to the Principals and held in escrow for up to 90 days following the Closing to cover any indemnity claims.

The Purchase Agreement is included as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated Febraury 1, 2007 and filed with the SEC on February 2, 2007. The Registration Rights Agreement, the Release Agreement and the Indemnity Agreement will be included in a Current Report to be filed with the SEC by Frezer following the Closing.

The completion of the transactions contemplated under the Purchase Agreement are also subject to the satisfaction of certain other contingencies including, without limitation, (i) the payment of all of Frezer’s liabilities and obligations at Closing form the proceeds of the Purchase Price (including the consideration payable to the Principals under the Indemnity Agreement), (ii) the cancellation of all contracts involving Frezer, (iii) the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2006, (iv) compliance with regulatory requirements, (v) the continued quotation of Frezer’s common stock on the NASD Over-the-Counter Electronic Bulletin Board (“OTC BB”), (vi) delivery of certain legal opinions from Frezer’s counsel, (vii) the delivery of various closing documents, and (viii) the resignation of our existing officers and directors as of the Closing.

Effective as of the Closing, and subject to compliance with applicable regulatory requirements, including the preparation, filing and distribution to Frezer’s stockholders of this Information Statement at least ten (10) days prior to the Closing, the existing officers and directors of Frezer will resign and will appoint Kevin R. Keating as the sole director, President, Secretary and Treasurer of Frezer.

Kevin R. Keating, 66 years old, is the managing member of Vero Management, LLC, which provides administrative and financial consulting services for micro-cap public companies.  For more than 40 years, he has been engaged in various aspects of the investment business. Mr. Keating began his Wall Street career with the First Boston Company in New York in 1965.  From 1967 through 1974, he was employed by several institutional research boutiques where he functioned as Vice President Institutional Equity Sales. From 1974 until 1982, Mr. Keating was the President and Chief Executive Officer of Douglas Stewart, Inc., a New York Stock Exchange member firm. From 1982 through 2006, he was associated with a variety of securities firms as a registered representative servicing the needs of high net worth individual investors. Additionally, Mr. Keating currently serves as director on the boards of Catalyst Lighting Group, Inc., 99 Cent Stuff, Inc., Blue Holdings, Inc., People’s Liberation, Inc. and DigitalFX International, Inc. He is also the sole officer and director of Wentworth II, Inc., Wentworth IV, Inc. and Wentworth V, Inc., all of which are publicly-reporting, non-trading blank check companies.

Kevin R. Keating is the father of Timothy J. Keating, the principal member of Keating Investments, LLC. Keating Investments, LLC is the managing member of KI Equity.

The parties expect the closing of the transactions under the Purchase Agreement to occur on or about February 15, 2007. However, there can be no assurances that the transactions under the Purchase Agreement will be completed.

The Purchase Agreement may be terminated as follows: (i) by mutual written consent, (ii) by either party if the purchase transaction is not consummated by February 15, 2007, (iii) by either party if the purchase transaction is prohibited by issuance of an order, decree or ruling, and (iv) by either party if the other is in material breach of any representation, warranty, covenant or agreement.

The directors of Frezer have approved the Purchase Agreement and the transactions contemplated thereunder, the Indemnity Agreement, the Release Agreement and the Registration Rights Agreement.

Item 2.  Description of Property.

On June 3, 2005, we entered into a one-year sublease agreement with BMXG whereby we rented 1,900 square feet of office space from BMXG.  The sublease was for a period of one year commencing on June 3, 2005 and expiring on June 2, 2006. The sublease did not contain a renewal option. Currently, we remain in the same location on a month-to-month arrangement with our former parent. The space is currently sufficient for our needs. Our monthly rental charges are $3,818.

Item 3.  Legal Proceedings.

We are not aware of any legal proceedings adverse to us or which may result in a material adverse impact to us.

Item 4.  Submission of Matters to a Vote of Security Holders.

During the fourth  quarter of the year ended  December 31, 2006,  no matter was submitted to a vote of our securities holders, whether through the solicitation of proxies or otherwise.

PART  II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Market Information.

Our common stock was approved for quotation on the National Association of Securities Dealers OTC Bulletin Board under the symbol FRZR commencing on September 28, 2006. Prior to that date our common stock was not eligible for trading or quotation on any market or stock exchange.  The table below sets forth the reported high and low bid prices for the periods indicated. The bid prices shown reflect quotations between dealers, without adjustment for markups, markdowns or commissions, and may not represent actual transactions in our securities.

Per Share Common Stock Bid Prices by Quarter

For the Fiscal Year Ended on December 31, 2006

	High*	Low*

Quarter Ended March 31, 2006	N/A	N/A
Quarter Ended June 30, 2006	N/A	N/A
Quarter Ended September 30, 2006	N/A	N/A
Quarter Ended December 31, 2006	$1.00	$0.08

* Based on information obtained from www.bigcharts.com, a service of Market Watch, Inc.

Holders.

As of February 2, 2006, there were approximately 539 record holders of our common stock and an indeterminate number of beneficial owners.

Dividends.

No dividends were paid during the fiscal year ending December 31, 2006. We do not expect to declare dividends for the immediate future.

Recent Sales of Unregistered Securities.

1.  On May 4, 2005 we issued 6,035,315 shares of common stock in exchange for $50,200 in cash and $1,000 of services to Bio-Matrix Scientific Group, Inc., our former parent company. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended (“Securities Act”). The net proceeds were used for general working capital purposes. No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this offer and sale of shares.

2.  On November 10, 2005, we closed the sale of 1,650,000 restricted shares of our common stock at an aggregate purchase price of $247,500 to two purchasers, both of whom are “accredited investors” as defined in Rule 501 of Regulation D, promulgated under the Securities Act. The net proceeds of the sale will be utilized for general working capital purposes. No underwriters were retained to serve as placement agents for the sale. These shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of these shares. There was no advertisement or general solicitation made in connection with this offer and sale of shares. The offer and sale of these shares was exempt from the registration provisions of the Securities Act by reason of Section 4(2) thereof and Rule 506 of Regulation D thereunder. Management made its determination of the availability of such exemption based upon the facts and circumstances surrounding the offer and sale of these shares, including the representations and warranties made by the purchasers and the fact that restrictive legends were placed on, and stop transfer orders placed against, the certificates for these shares.

3.  On November 23, 2005 we closed the sale of an additional 333,333 shares of common stock to one purchaser, who was an accredited investor. The net proceeds of that sale, which were $100,000, will be utilized for general working capital purposes. No underwriters were retained to serve as placement agents for the sale. These shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of these shares. There was no advertisement or general solicitation made in connection with this offer and sale of shares. The offer and sale of these shares was exempt from the registration provisions of the Securities Act by reason of Section 4(2) thereof and Rule 506 of Regulation D thereunder. Management made its determination of the availability of such exemption based upon the facts and circumstances surrounding the offer and sale of these shares, including the representations and warranties made by the purchasers and the fact that restrictive legends were placed on, and stop transfer orders placed against, the certificates for these shares.

4.  In December, 2005 we issued 57,916 shares of common stock to Mr. Richard Owen, an independent consultant operating from San Diego, CA, in exchange for $11,187 of services consisting of assistance in brochure design, trade show planning and creation of for our website. The shares were issued pursuant to Section 4(2) of the Securities Act. No underwriters were retained to serve as placement agents. The shares were offered directly through our management, and the consideration for the shares were services rendered by Mr. Owen. Mr. Owen was given the opportunity to examine our EDGAR filings with the United States Securities and Exchange Commission (“SEC”). No commission or other consideration was paid in connection with the sale of these shares. There was no advertisement or general solicitation made in connection with this offer and sale of shares. Written disclosure was given to Mr. Owen prior to issuance of the shares that these shares have not been registered under the Securities Act and, therefore, cannot be resold unless they are registered under the Securities Act or unless an exemption from registration is available. A legend was placed on the certificate that evidences these shares stating that the shares of Common Stock have not been registered under the Securities Act and setting forth or referring to the restrictions on transferability and sale of these shares.

5.  On February 23, 2006, we closed the sale of an additional 500,000 shares of common stock to one purchaser, who is an accredited investor. The net proceeds of that sale, which were $150,000, will be utilized for general working capital purposes. No underwriters were retained to serve as placement agents for the sale. These shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of these shares. There was no advertisement or general solicitation made in connection with this offer and sale of shares. The offer and sale of these shares was exempt from the registration provisions of the Securities Act by reason of Section 4(2) thereof and Rule 506 of Regulation D thereunder. Management made its determination of the availability of such exemption based upon the facts and circumstances surrounding the offer and sale of these shares, including the representations and warranties made by the purchasers and the fact that restrictive legends were placed on, and stop transfer orders placed against, the certificates for these shares.

6.  On February 23, 2005 we issued 25,000 shares of common stock to Mr. Ron Paugh, an independent consultant from Reno, NV, in exchange for $2,500 of services rendered by Mr. Paugh consisting of assisting us in locating and introducing us to marketing professionals with the ability to assist us in developing an overall marketing and public relations campaign aimed at branding and public awareness. These shares were issued pursuant to Section 4(2) of the Securities Act. No underwriters were retained to serve as placement agents. These shares were offered directly through our management, and the consideration for the shares were services rendered by Mr. Paugh. Mr. Paugh was given the opportunity to examine our EDGAR filings with the SEC. No commission or other consideration was paid in connection with the sale of these shares. There was no advertisement or general solicitation made in connection with this offer and sale of shares. Written disclosure was given to Mr. Paugh prior to issuance of these shares that these shares have not been registered under the Securities Act and, therefore, cannot be resold unless they are registered under the Securities Act or unless an exemption from registration is available. A legend was placed on the certificate that evidences these shares stating that the shares have not been registered under the Securities Act and setting forth or referring to the restrictions on transferability and sale of these shares.

7.  On February 23, 2005 we issued 12,500 shares of common stock to Mr. Richard Owen, an independent consultant from San Diego, CA, in exchange for $1,250 of services rendered by Mr. Owen consisting of assistance in brochure design, trade show planning and creation of for the Company’s website. These shares were in addition to 57,916 common shares which were issued to Mr. Owen in December, 2005. These shares were issued pursuant to Section 4(2) of the Securities Act. No underwriters were retained to serve as placement agents. The shares were offered directly through our management, and the consideration for the shares were services rendered by Mr. Owen. Mr. Owen was given the opportunity to examine the Company’s EDGAR filings with the SEC. No commission or other consideration was paid in connection with the sale of these shares. There was no advertisement or general solicitation made in connection with this offer and sale of shares. Written disclosure was given to Mr. Owen prior to issuance of the shares that the shares have not been registered under the Securities Act and, therefore, cannot be resold unless they are registered under the Securities Act or unless an exemption from registration is available. A legend was placed on the certificate that evidences the shares stating that the shares have not been registered under the Securities Act and setting forth or referring to the restrictions on transferability and sale of the shares.

8.  On February 23, 2005 we issued 150,000 shares of common stock to Mr. Louis Torio, an independent consultant from Las Vegas, NV, in consideration for agreeing to assist us over a six month period commencing on February 23, 2005 in our efforts to locate potential stem cell bank facilities sites in San Diego, CA and Las Vegas, NV. The shares were issued pursuant to Section 4(2) of the Securities Act. No underwriters were retained to serve as placement agents. The shares were offered directly through our management, and the consideration for the shares was the $15,000 of services by Mr. Torio to assist us, over a six month period commencing on February 23, 2005, in locating potential stem cell bank facilities sites in San Diego, CA and Las Vegas, NV. Mr. Torio was given the opportunity to examine our EDGAR filings with the SEC. No commission or other consideration was paid in connection with the sale of these shares. There was no advertisement or general solicitation made in connection with this offer and sale of shares. Written disclosure was given to Mr. Torio prior to issuance of the shares that the shares have not been registered under the Securities Act and, therefore, cannot be resold unless they are registered under the Securities Act or unless an exemption from registration is available. A legend was placed on the certificate that evidences the shares stating that the shares have not been registered under the Securities Act and setting forth or referring to the restrictions on transferability and sale of the shares. No suitable potential stem cell bank facilities sites in either San Diego, CA or Las Vegas, NV have been located through the efforts of Mr. Torio. There was no risk of forfeiture of the shares by Mr. Torio in the event that he was unable to such potential facilities. We have since abandoned all efforts to locate potential stem cell bank facilities sites in San Diego, CA and Las Vegas, NV.

9.  On March 16, 2006, our Board of Directors approved the issuance of 6,100,000 shares of common stock to the management team of Frezer Inc. for accrued compensation owed to them for fiscal year 2005. David R. Koos, our CEO, received 2,766,666 shares in payment of $83,434 of accrued salary, and these share were issued to Bombardier Pacific Business Ventures, Inc., a company controlled by David R. Koos. Brian F. Pockett, our COO, and Geoffrey O’Neill each received 1,666,667 shares in payment of $50,000 of accrued salary.

10.  In April and May 2006 we issued 670,000 shares of common stock to certain consultants for services rendered to us. Biotechnology Partners Business Trust (“BPBT”), an independent consultant, received 600,000 shares in exchange for $180,000 of services consisting of assisting us in development of our intellectual property. Applied Fluid Engineering (“AFE”), an engineering consulting and research firm, received 50,000 shares in exchange for $15,000 of services consisting of assisting us in completion of the Cryo-Chip provisional patent application and market research. Collective Technologies, Inc. (“CT”), an engineering firm, received 20,000 shares in exchange for $6,000 of services consisting of assisting us in the process of making structural design changes and re-engineering a cryo-storage unit to substantially increase the unit’s capacity. All of these shares were issued pursuant to Section 4(2) of the Securities Act. No underwriters were retained to serve as placement agents. These shares were offered directly through our management. All of the purchases were given the opportunity to examine our EDGAR filings with the SEC. No commission or other consideration was paid in connection with the sale of these shares. There was no advertisement or general solicitation made in connection with the offer and sale of these shares. Written disclosure was given to the purchasers of these shares that the shares have not been registered under the Securities Act and, therefore, cannot be resold unless they are registered under the Securities Act or unless an exemption from registration is available. A legend was placed on the certificate that evidences the shares stating that the shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of these shares.

11. On December 21, 2006 the officers of the company received 7,440,000 common restricted shares in consideration for accrued salaries of $300,000 in the aggregate. The Board of Directors and the officers agreed to rescind these share issuances and to return the certificates representing these shares to the Company for cancellation and, on January 26, 2007, these shares were canceled and the Company recorded $300,000 of accrued salaries on its books.

Item 6. Management’s Discussion and Analysis of Operation or Plan of Operation

Plan of Operation

We will continue to pursue research, development, prototype production and testing of our Cryo-Chip and Cryogenic Storage Container product lines. However, as of December 31, 2006 we have cash reserves of $230 which will not be sufficient to fund our planned operations over the next twelve months. We currently plan to fund the majority of our future research and development from a combination of equity and/or debt financing and our future cash flow (if any). We can give no assurance if and when such financing and cash flow might become available to us.

•	Over the next twelve months, we expect to need funds as follows: Approximately $600,000 for the purchase or lease specialized equipment for tooling on the Cryo-Chip.

•	Approximately $275,000 to $325,000 for the purchase materials related to Cryo-Chip.

•	Approximately $150,000 to hire consultants and prosecute provisional patent applications related to the Cryo-Chip.

•
Approximately $275,000 for research and development of the Cryogenic Storage Container (including development of intellectual property leading to the re-design and configuration of stem cell cryogenic storage tanks).

•	Approximately $425,000 for proto-construction of the Cryogenic Storage Container.

•	Approximately $100,000 for testing of the Cryogenic Storage Container.

Results of Operation

During the fiscal year ending December 31, 2006, we had no revenues and incurred an operating loss of $1,048,264 and a net loss of $1,045,988. The components to expenses incurred for the fiscal year ending December 31, 2006 were research and development expenses of $392,412 (37.4 % of operating loss and 37.5% of net loss, respectively) and administrative expenses of $655,852 (62.6% of operating loss and 62.5% of net loss, respectively).

During the fiscal year ending December 31, 2006, we had other income consisting of interest income of $2,802 and other income of $2,261. We also incurred interest expense of $2,787.

During the period beginning May 2, 2005 (inception) and ending December 31, 2005, we had no revenues and incurred an operating loss of $ 308,703 and a net loss of $308,703. Expenses incurred for period beginning May 2, 2005 (inception) and ending December 31, 2005 consisted of $308,703 of administrative expenses (100% of operating loss and 100% of net loss, respectively) .

As we were formed on May 2, 2005, period to period comparisons have not been provided.

Our future growth and success will be dependent primarily on our ability to develop, commercialize and market our proprietary technology. If we cannot succeed in developing, commercializing and marketing our proprietary technology then our prospects for growth are substantially undermined. Without additional capitalization our capacity to survive as a going concern, much less achieve growth, is doubtful.

Liquidity and Capital Resources

At December 31, 2006, our current assets totaled $11,064 and consisted of $230 in cash and $10,834 in prepaid expenses. Our current and total liabilities at December 31, 2006 were $106,626 consisting of accounts payable of $4,547, accrued payroll taxes of $13,377, accrued interest of $2,557 and notes payable of $86,145 .

Currently our only source of liquidity consists of cash of $230 and $13,340 available pursuant to a $50,000 Line of Credit provided by an affiliate. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

We believe that if we are able to raise a minimum of $1,825,000 we will have sufficient cash to carry out our planned operations for the next twelve months. To the extent that we may require additional funds to support our operations or the expansion of our business, we may sell additional equity or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to our company or on acceptable terms.

Going Concern

We currently have no source of operating revenue, and have only limited working capital with which to pursue our business plan. The amount of capital required to sustain operations until the successful development and commercialization of our product liens is subject to future events and uncertainties. It will be necessary for us to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The Company believes that its estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. For further discussion of the Company’s significant and critical accounting policies, refer to Note 2 - “Summary of Significant Accounting Policies” to the Consolidated Financial Statements contained in Item 7 of this document.

Off Balance Sheet Arrangements

We are not currently party to any off balance sheet arrangement as that term is defined in Item 303 (c)(2) of Regulation SB.

Item 7. Financial Statements

The following financial statements required by this item are filed herewith following the signature page to this report:

Page
Report of Independent Registered Public Accounting Firm	F-1 - 2
Balance Sheet as of December 31, 2006 and December 31, 2005	F-3
Statement of Operations for the year ending December 31, 2006, for the period from May 2, 2005 (Inception) to December 31, 2005, and for the period from May 2, 2005 (inception) to December 31, 2006	F-4
Statement of Stockholders' Equity for the period May 2, 2005 (Inception) through December 31, 2006	F-5
Statement of Cash Flows for the year ending December 31, 2006, for the period from May 2, 2005 (Inception) to December 31, 2005, and for the period from May 2, 2005 (inception) to December 31, 2006	F-6
Notes to Financial Statements	F-7 - 13

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On August 7, 2006 Armando C Ibarra, CPA (“Ibarra”), the independent accountant who was engaged previously to audit our financial statements, declined to stand for re-election as our independent accountant. Ibarra’s report of our financial statements for the fiscal year ended December 31, 2005 did not contain any adverse opinion or disclaimer of opinion, nor was modified as to uncertainty, audit scope, or accounting principles. The audit reports prepared by Ibarra for the fiscal year ending December 31, 2005 contained a paragraph with respect to the Company's ability to continue as a going concern.

During the fiscal year ended December 31, 2005 and through the date of Ibarra’s decision not to stand for re-election as our independent accountant, there were no disagreements with Ibarra on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountant's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report. In addition, there were no "reportable events" as described in Item 304(a)(1)(iv)(B)1 through 3 of Regulation S-B that occurred within the Company's fiscal year ended December 31, 2005 and the subsequent interim period preceding Ibarra’s decision not to stand for re-election. Ibarra’s decision not to stand for re-election was not recommended or approved by the Board of Directors, nor was such approval or recommendation required.

Effective on August 7, 2006 the firm of Chang G. Park, CPA (“Park”) was engaged to serve as the new principal accountant to audit the Company's financial statements. The engagement of Park as the new principal accountant to audit the Company's financial statements was approved by the Board of Directors of the Company. During the fiscal year ended December 31, 2005, and the subsequent interim period prior to engaging Park, neither the Company (nor someone on its behalf) consulted Park regarding any matter.

Item 8A. Controls and Procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")).Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

On August 10, 2006, our Board of Directors concluded that our financial statements contained in our Form 10-QSB for the quarter ended March 31, 2006, should no longer be relied upon because of errors contained therein. We reached these conclusions following a review of the accounting treatment of 6,100,000 common shares issued to the management team of Frezer Inc. on March 16, 2006 for accrued but unpaid compensation earned during the 2005 fiscal year (“Management Stock Issuance”).

The accounting treatment for the Management Stock Issuance resulted in an erroneous credit of $177,334 to Other Income resulting in the following erroneous closing balances as of March 31, 2006:

•	Other Income was overstated in the amount of $177,334

•	Net Loss was understated in the amount of $177,334

•	Additional Paid in Capital was understated in the amount of $177,334

•	Retained Deficit was understated in the amount of $177,334

•	Net Loss was understated by $.02 per share

We concluded that a restatement was necessary to correct the accounting for the Management Stock Issuance.

In the restated financial statements, filed with the SEC on August 21, 2006, $177,334 resulting from the Management Stock Issuance was credited to Additional Paid in Capital as opposed to Other Income.

The error was discovered by David Koos, the Company’s CEO and Acting CFO, on August 10, 2006 and is believed to be a result of human error. The accounting treatment for the Management Stock Issuance was not properly identified against the source documentation and was improperly accounted for as if it were two separate transactions in which

(a)	$6,100 of the accrued salaries which were settled through the Management Stock Issuance were settled for the par value of the 6,100,000 common shares issued and

(b)	the remainder of the accrued compensation being forgiven resulting in $177,334 in Other Income

We currently believe the error was a result of a weakness in our internal disclosure controls and procedures which allowed the transaction to be posted in the journals without adequate review of the source documentation which in this case consisted of a resolution by the Board of Directors authorizing the Management Stock Issuance. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company’s reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Acting Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our CEO and Acting CFO, David Koos, had considered the effect of the error in accounting for the Management Stock Issuance on our internal disclosure controls and procedures as of the period ending March 31, 2006 as well as subsequent periods going forward. Until August 28, 2006, Koos had considered our internal disclosure controls and procedures to be both adequate and effective. On August 28, 2006, both of the Board of Directors and Koos reevaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006 and going forward and, based upon that evaluation, concluded that our disclosure controls and procedures were not effective in timely alerting management to material information relating to the Company which is required to be included in its periodic SEC filings.

It was determined that the material weakness lay in:

(a)	the frequency of the reviews of Journal entries and

(b)	the fact that one individual was responsible for the entire internal review process, thus increasing the possibility of human error and

(c)
the fact that no formal timetable was in place in regards to preparation of financial statements for any reporting period which we feel may have contributed to the error. We currently feels that if such a formal timetable was in place it would have given us sufficient time to identify and correct the accounting error

As of August 29, 2006, we changed our internal disclosure controls and procedures over financial reporting by adding a review committee (consisting of David Koos and Brian Pockett, the Company’s COO) to review its public disclosure documents. This review would not only encompass a review of the completed financial statements prior to filing with the SEC but would also encompass:

(a)	a review by both members of the review committee of all aforementioned steps of the Accounting Cycle for any reporting period

(b)	an increase in the frequency of the aforementioned review of all Journal Entries from quarterly to monthly

The Company also appointed David Koos to the position of Disclosure Coordinator. The Disclosure Coordinator will have overall responsibility for preparing a timetable for each reporting period and for following up with others to make sure that assigned tasks have been completed on a timely basis.

 Based on these changes, we feel that, as of the date of this report, internal disclosure controls and procedures currently in place shall be adequate going forward.

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

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the names, positions and ages of current executive officers and directors of Frezer. All directors serve until the next annual meeting of stockholders or until their successors are elected and qualified. Officers are elected by the board of directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the board of directors. There is no family relationship between any director or executive officer.

Name	Age	Position
David R. Koos	48	Chairman of the Board, CEO, Secretary and CFO
Brian F. Pockett	53	Managing Director, COO and Director
Geoffrey O’Neill	57	President and Director

David R. Koos, Dr.  Koos has served as Frezer’s CEO, Secretary and CFO and as Chairman of the Board of Directors since Frezer’s inception in May, 2005. Over the past five years, Dr. Koos either is currently, or has previously  been employed as: Chairman, Chief Executive Officer, President and Secretary and Chief Financial Officer of Bio-Matrix Scientific Group, Inc.; Chairman (June 19, 2006 to the Present), Chief Executive Officer, Secretary and Chief Financial Officer of BMXP Holdings, Inc.. (December 6, 2004 to Present); Managing Director and President of Cell Source Research Inc. (December 5, 2001 to Present); Managing Director and President of Venture Bridge Inc. (November 21, 2001 to Present); Director, Chief Financial Officer and Secretary of Cell Bio-Systems Inc., a New York corporation currently operating under the name Franklin Scientific, Inc. (July 17, 2003 to December 1, 2003); and as a Registered Representative of Amerivet Securities, Inc. (March 31, 2004 to Present and also from November, 2000 to May, 2002). Amerivet Securities, Inc. is not an active NASD broker-dealer since its CEO is on deployment in Iraq through the U.S. Army Reserves. In addition, Dr. Koos has been involved with investment banking, venture capital, and investor relations for the past 20 years. He has worked with several major Wall Street Investment Banks and was a Vice-President of Investments with Sutro & Co., Everen Securities and Dean Witter. Dr. Koos holds an NASD Series 7 license (General Securities) and Series 24 license (Securities Managing Principal). Dr. Koos has been the subject of a number of securities related regulatory actions which have been fully disclosed in Frezer’s previous filings with the SEC.

Dr. Koos' educational background includes two doctoral degrees. His first doctorate is a Doctor of Philosophy degree (PhD) in Economic Sociology (2003). Dr. Koos’ PhD studies in Sociology were done at the University of California, Riverside, which he left prior to completing his Ph.D. degree.  Dr. Koos completed his PhD studies at Atlantic International University (a non-accredited institution based in Honolulu, Hawaii) where he was allowed 120 units in transfer credits in support of being admitted on an ABD (All But Dissertation) basis for a joint PhD/DBA program.  Subsequent to the transfer credits, he completed an additional 91 units at Atlantic International University. His dissertation for his Ph.D. in Sociology, “Examining the Efficacy of Telemarketing Fundraisers as a Venture Capital Alternative in the Biotechnology Industry: A Case Study of Cell Bio-Systems, Inc.” focused on applied research in Telemarketing and Venture Capital Fundraising and is available directly through Atlantic International University. His second doctorate, a Doctor of Business Administration (DBA), specialized in Corporate Finance (2003), focusing on the process of Public Trading, Direct Public Offerings and Synthetic Reverse Mergers. Both of these degrees are the result of studies and research completed through Atlantic International University (a non-accredited institution). The dissertation for Dr. Koos’ D.B.A. in Finance was titled “De-Coupling A Reverse Merger to facilitate a Direct Public Offering’s Time to Market:  A Case Study Testing the value of a Synthetic Reverse Merger in Achieving Public Trading Status.” Prior to obtaining these two doctoral degrees, Dr. Koos received a Master of Arts degree in the Economic Sociology from the University of California, Riverside, California (1983). Currently, Dr. Koos is pursuing a Doctor of Business Administration with an emphasis on Financial Management through North Central University, an accredited distance learning institution located in Prescott, Arizona.

Brian F. Pockett, Mr. Pockett has served as Frezer’s Managing Director and COO and as a member of its Board of Directors since inception in May 2005. Mr. Pockett has over twenty-nine years of professional experience in operations, marketing, sales, financial and grant development.  Prior to assuming the position of Managing Director and COO with Frezer, Mr. Pockett founded PD&C, a private consulting firm and has served as a consultant to some of the largest companies in North America including Disney, SONY, Nintendo, Acclaim Entertainment and UFO.   Mr. Pocket has not been affiliated with PD&C during the past five years.  The scope of client projects expanded into the areas of global distributing, product development, commercialization, investment and intellectual properties. Mr. Pockett served as an Executive Vice President of Operations for Metropolis Publications and as Senior Vice President of Marketing and Sales for Slawson Communications.  Mr. Pockett currently also serves as Vice President, Director and Chief Operating Officer of Bio-Matrix Scientific, Inc. In June 1977, Mr. Pockett received an Associate of Arts - Business degree from Azusa Pacific University in Azusa, CA.

Geoffrey O’Neill, PhD, Dr. O’Neill has served as Frezer’s President and as a member of its Board of Directors since inception in May 2005. Dr. O’Neill received his Ph.D. in Immunology from the University of Glasgow in 1973. In 1974, he undertook post-doctoral training under the guidance of Dr. Robert A Good (who performed the first bone marrow transplantation in a patient with immunodeficiency) at Memorial Sloan-Kettering Cancer Center in New York. Dr. O'Neill's field of study at Sloan-Kettering was transplantation immunobiology. Dr. O'Neill was a Research Fellow with Dr. Robert A. Good from 1974 to 1976. No formal certification of this training was provided to any of Dr. Good's Fellows.  In April 1975, Dr. O’Neill was awarded the JM Foundation Award from the JM Foundation, a New York based philanthropic organization that makes grants (awards) to various organizations and institutions. The JM Foundation award is given to post doctoral trainees by merit of their research. This award, which was given to Dr, O’Neill while a post doctoral fellow at Memorial Sloan-Kettering Cancer center, resulted in a grant to Memorial Sloan-Kettering Cancer Center.

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

Dr. O'Neill's academic career covers tenures as Visiting Professor, NIH-RCMI Program, University of Puerto Rico, School of Medicine, San Juan; Associate Professor of Pathology and Assistant Medical Director, Transfusion Medicine, University of Miami, Jackson Memorial Hospital; Visiting Professor, Institute of Immunology, University of Munich, FRG; Associate Professor of Graduate Medical Sciences, Cornell University School of Medicine New York. Dr. O’Neill has authored and co-authored over 90 publications of which 87 primarily focused on the field of bone marrow transplantation and 3, co- authored by Dr. O’Neill, primarily focused on stem cell biology.  Three publications were co-authored with Dr. Good, of which one primarily focused on stem cell biology.  Dr. O'Neill was employed by Cryo-Cell International as Laboratory and Scientific Director from April 1999 through July 2003.  Dr. O’Neil also currently serves as President of BMXP Holdings, Inc. and is Chief Scientific Advisor to Bio Matrix Scientific Group, Inc.

Audit Committee and Audit Committee Financial Expert

Frezer is not a "listed company" under SEC rules and is therefore not required to have an audit committee comprised of independent directors. Frezer does not currently have an audit committee, however, for certain purposes of the rules and regulations of the SEC and in accordance with the Sarbanes-Oxley Act of 2002, Frezer's board of directors is deemed to be its audit committee and as such functions as an audit committee and performs some of the same functions as an audit committee including: (1) selection and oversight of Frezer’s independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. Frezer's board of directors has determined that its members do not include a person who is an "audit committee financial expert" within the meaning of the rules and regulations of the SEC. The board of directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication. Accordingly, the board of directors believes that each of its members have the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

Review Committee

Frezer’s review committee (consisting of Messrs. Koos and Pockett) reviews Frezer’s public disclosure documents. This review encompasses a review of the completed financial statements of Frezer prior to filing with the SEC and also encompass a review by both members of the review committee of all steps of the accounting cycle for any reporting period. It is contemplated that Messrs. Koos and Pockett will resign from the review committee upon the Closing.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

•  Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•  Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the SEC and in other public communications made by an issuer;

•  Compliance with applicable governmental laws, rules and regulations;

•  The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

•  Accountability for adherence to the code.

Frezer has adopted a Code of Business Conduct and Ethics (“Code”) that applies to its officers, directors and employees. The Code has been filed as Exhibit 99-2 of Frezer’s Form 10-SB filed with the SEC.

Conflicts of Interest

Certain conflicts of interest exist and may continue to exist between Frezer and its officers and directors due to the fact that each has other business interests to which they devote their primary attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of Frezer. Certain conflicts of interest may exist between Frezer and its management, and conflicts may develop in the future. Frezer has not established policies or procedures for the resolution of current or potential conflicts of interest between Frezer, its officers and directors or affiliated entities. There can be no assurance that management will resolve all conflicts of interest in favor of Frezer, and conflicts of interest may arise that can be resolved only through the exercise by management their best judgment as may be consistent with their fiduciary duties. Management will try to resolve conflicts to the best advantage of all concerned. See below for a discussion of Certain Relationships and Related Party Transactions.

Board Meetings; Nominating and Compensation Committees

The Board of Directors held numerous special meetings of directors during the fiscal year ended December 31, 2006. In addition, the board of directors took a number of actions by written consent of all of the directors. Such actions by the written consent of all directors are, according to Nevada corporate law and Frezer’s by-laws, as valid and effective as if they had been passed at a meeting of the directors duly called and held. Frezer's directors and officers do not receive remuneration from Frezer unless approved by the Board of Directors or pursuant to an employment contract. No compensation has been paid to Frezer's directors for attendance at any meetings during the last fiscal year.

Frezer does not have standing nominating or compensation committees, or committees performing similar functions. Frezer’s board of directors believes that it is not necessary to have a compensation committee at this time because the functions of such committee are adequately performed by the board of directors. The board of directors also is of the view that it is appropriate for Frezer not to have a standing nominating committee because the board of directors has performed and will perform adequately the functions of a nominating committee. Frezer is not a "listed company" under SEC rules and is therefore not required to have a compensation committee or a nominating committee.

Shareholder Communications

There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nomination for directors. The board of directors does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time because it believes that, given the early stages of Frezer’s development, a specific nominating policy would be premature and of little assistance until Frezer’s business operations are at a more advanced level. There are no specific, minimum qualifications that the board of directors believes must be met by a candidate recommended by the board of directors. Currently, the entire board of directors decides on nominees, on the recommendation of any member of the board of directors followed by the board’s review of the candidates’ resumes and interview of candidates. Based on the information gathered, the board of directors then makes a decision on whether to recommend the candidates as nominees for director. Frezer does not pay any fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominee.

Frezer does not have any restrictions on shareholder nominations under its certificate of incorporation or by-laws. The only restrictions are those applicable generally under Nevada law and the federal proxy rules. The board of directors will consider suggestions from individual shareholders, subject to evaluation of the person's merits. Stockholders may communicate nominee suggestions directly to the board of directors, accompanied by biographical details and a statement of support for the nominees. The suggested nominee must also provide a statement of consent to being considered for nomination. There are no formal criteria for nominees.

Because the management and directors of Frezer are the same persons, the Board of Directors has determined not to adopt a formal methodology for communications from shareholders on the belief that any communication would be brought to the board of directors’ attention by virtue of the co-extensive capacities served by Messrs. Koos, Pockett and O’Neill.

Indemnification

Neither Frezer’s Articles of Incorporation nor Bylaws prevent Frezer from indemnifying its officers, directors and agents to the extent permitted under the Nevada Revised Statute ("NRS"). NRS Section 78.7502, provides that a corporation shall indemnify any director, officer, employee or agent of a corporation against expenses, including attorneys’ fees, actually and reasonably incurred by him in connection with any the defense to the extent that a director, officer, employee or agent of a corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to Section 78.7502(1) or 78.7502(2), or in defense of any claim, issue or matter therein.

NRS 78.7502(1) provides that a corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, except an action by or in the right of the corporation, by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses, including attorneys’ fees, judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with the action, suit or proceeding if he: (a) is not liable pursuant to NRS 78.138; or (b) acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful.

NRS Section 78.7502(2) provides that a corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses, including amounts paid in settlement and attorneys’ fees actually and reasonably incurred by him in connection with the defense or settlement of the action or suit if he: (a) is not liable pursuant to NRS 78.138; or (b) acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation.

Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended, may be permitted to Frezer’s officers or directors pursuant to the foregoing provisions, Frezer has been informed that, in the opinion of the SEC, this indemnification is against public policy as expressed in the Securities Act, and is therefore unenforceable.

Section 16(a) Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Frezer’s directors and executive officers, and persons who beneficially own more than 10% of a registered class of Frezer’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of Frezer’s securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of Frezer’s common stock are required by SEC regulations to furnish Frezer with copies of all Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to Frezer, or written representations that no reports were required, Frezer believes that for the fiscal year ended December 31, 2006 beneficial owners complied with the Section 16(a) filing requirements applicable to them in that each officer, director and beneficial owner of 10% or more of Frezer’s securities filed a Form 3 with the SEC and has had no change of ownership since such filing.

Item 10.  Executive Compensation

The following Executive Compensation Chart highlights the compensation for Frezer’s executive officers for the fiscal years ended December 31, 2005 and 2006.

Long Term Compensation
		Annual Compensation						Awards		Payouts
Name and Principal Position	Year	Salary ($)		Bonus ($)		Other Annual Compensation ($)		Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
David R. Koos (CEO, CFO and Secretary) (1)	2006 2005	$ $	200,000 0	$ $	0 0	$ $	0 0	N/A N/A	N/A N/A	N/A N/A	$83,335 N/A
Brian F. Pockett, COO and Managing Director (2)	2006 2005	$ $	120,000 9,831	$ $	0 1,270	$ $	0 0	N/A N/A	N/A N/A	N/A N/A	$50,000 N/A
Geoffrey O’Neill, President (3)	2006 2005	$ $	120,000 9,831	$ $	0 0	$ $	0 0	N/A N/A	N/A N/A	N/A N/A	$50,000 N/A

(1)
David R. Koos had accrued but unpaid salary for 2005 of $83,335, which was paid in 2006 with 2,766,666 shares of Frezer’s common stock. The value of these shares are listed in “Other Compensation” in 2006 and were paid to Bombardier, a corporation owned and controlled by David R. Koos. David R. Koos’ 2006 salary as shown under “Salary” was $200,000, of which $70,000 was paid in 2006 and $130,000 was accrued and unpaid compensation for which David R. Koos was issued 3,301,025 shares of Frezer’s common stock on December 21, 2006. The Board of Directors and David R. Koos agreed to rescind the December 21, 2006 share issuance and to return the certificates representing these shares to the Company for cancellation and, on January 26, 2007, these shares were canceled.

(2)
Brian F. Pockett’s 2005 salary and bonus was $61,101, of which $11,101 was paid in 2005 and is shown under “Salary” and $50,000 was accrued and unpaid at December 31, 2005. The accrued but unpaid 2005 salary was paid in 2006 with 1,666,667 shares of Frezer’s common stock. The value of these shares are listed in “Other Compensation” in 2006. Mr. Pockett’s 2006 salary as shown under “Salary” was $120,000, of which $42,000 was paid in 2006 and $78,000 was accrued and unpaid compensation for which Brian F. Pockett was issued 1,802,867 shares of Frezer’s common stock on December 21, 2006. The Board of Directors and Brian F. Pockett agreed to rescind the December 21, 2006 share issuance and to return the certificates representing these shares to the Company for cancellation and, on January 26, 2007, these shares were canceled.

(3)
Geoffrey O’Neill’s 2005 salary was $59,831, of which $9,831 was paid in 2005 and is shown under “Salary” and $50,000 was accrued and unpaid at December 31, 2005. The accrued but unpaid 2005 salary was paid in 2006 with 1,666,667 shares of Frezer’s common stock. The value of these shares are listed in “Other Compensation” in 2006. Mr. O’Neill’s 2006 salary as shown under “Salary” was $120,000, of which $28,000 was paid in 2006 and $92,000 was accrued and unpaid compensation for which Geoffrey O’Neill was issued 2,336,108 shares of Frezer’s common stock on December 21, 2006. The Board of Directors and Geoffrey O’Neill agreed to rescind the December 21, 2006 share issuance and to return the certificates representing these shares to the Company for cancellation and, on January 26, 2007, these shares were canceled.

No compensation was paid to Frezer’s directors during 2006. Frezer has no stock options issued or outstanding, and no stock options have ever been granted by Frezer since inception. Except as set forth above, there was no other compensation paid to Messrs. Koos, Pockett and O’Neill.

Beginning on August 1, 2005, Frezer agreed to pay the following salaries to its executive officers. Messrs. Koos, Pockett and O’Neill shall receive $200,000, $120,000 and $120,000, respectively, per year for their services as executive officers.

Frezer has not adopted a stock option plan, benefits plan, retirement plan or any long term incentive plans and did not have any stock options outstanding as of the date of this filing.

Item 11 . Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding Frezer’s common stock beneficially owned on February 2, 2007, for (i) each shareholder Frezer knows to be the beneficial owner of 5% or more of its outstanding common stock, (ii) each of Frezer’s executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. To the best of Frezer’s knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. Except as set forth in this Information Statement, there are not any pending or anticipated arrangements that may cause a change in control of Frezer. At February 2, 2007, 15,534,064 shares of Frezer’s common stock were outstanding.

Name	Number of Shares Beneficially Owned	Percent of Shares
David R. Koos C/O Frezer, Inc. 1010 University Avenue, Suite 40 San Diego, California 92103 (1)	4,935,171	31.8%

Brian F. Pockett C/O Frezer, Inc 1010 University Avenue, Suite 40 San Diego, California 92103	2,566,667	16.5%

Geoffrey O’Neill C/O Frezer, Inc 1010 University Avenue, Suite 40 San Diego, California 92103	1,841,667	11.8%

Bio-Technology Partners Business Trust 2307 Fenton Parkway 107-120 San Diego, California 92108	2,708,333	17.4%

All Executive Officers and Directors as a group	9,343,505	60.1%

(1) Includes 125,400 shares owned by AFN Trust, 3,766,666 shares owned by Bombardier Pacific Ventures, Inc. and 1,403 shares owned by Cell Source Research, all of which are beneficially owned by David R. Koos and over which he has sole voting and dispositive control.

Item 12. Certain Relationships and Related Transactions

During the period beginning on December 30, 2005 and ending on March 31, 2006, Frezer loaned $44,000 to its former parent company. As consideration for these loans, Frezer received promissory notes bearing simple interest at the rate of 10% per annum. All notes were due and payable on December 30, 2006. On May 25, 2006 $30,000 of the aforementioned loans were repaid. On June 30, 2006, the remaining $14,000 was repaid.

During the period beginning on January 1, 2006 and ending on March 31, 2006, Frezer loaned $20,000 to the AFN Trust, for whom Frezer’s Chairman and CEO acts as Trustee. As consideration for these loans, Frezer received a promissory note bearing simple interest at the rate of 10% per annum. The note is due and payable on December 30, 2006. On August 3, 2006 AFN Trust repaid its loan in full.

Between February 1, 2006 and May 23, 2006, Frezer paid $130,000 and issued 600,000 shares of common stock to Biotechnology Partners Business Trust, an independent consultant, in exchange for services rendered by Biotechnology Partners Business Trust consisting of assisting Frezer in development of its intellectual property. Biotechnology Partners Business Trust acquired 2,483,333 common shares of Frezer’s common stock on December 13, 2006 and 25,000 common shares on December 18, 2006 from three shareholders in three private transactions.

On July 3, 2006, Frezer established a Line of Credit Promissory Note Agreement for $50,000 with Biotechnology Business Partners Trust. The unpaid principal of this line of credit bears simple interest at a rate of 10% per annum. As of January 23, 2007, there are a total of 11 advances under this credit line totaling $36,560. Amounts advanced under this credit line are due and payable on a date that is 365 days from each advance. Frezer anticipates repayment of $36,560 due, plus accrued interest, from the proceeds of the Purchase Price at Closing.

On October 26, 2006, Frezer borrowed $18,384.68 from the AFN Trust. On November 7, 2006, Frezer borrowed $4,601.44 from the AFN Trust. These loans bear simple interest at 10% per annum and are due and payable on October 25, 2007. Frezer anticipates repayment of these loans, plus accrued interest, from the proceeds of the Purchase Price at Closing.

The Principals, as part of the transactions under the Purchase Agreement, have agreed to enter into the Release Agreement and the Indemnity Agreement with Frezer at Closing. The Release Agreement and the Indemnity Agreement are discussed more fully above and will be included in a Current Report to be filed with the SEC by Frezer following the Closing.

Item 13. Exhibit Index

(a)	Exhibits.

Exhibit Number	Description
23.1	Consent of Armando C. Ibarra, CPA dated February 15, 2007
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32
Certification of Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Item 14. Principal Accountant Fees and Services

(1)	Audit Fees

The aggregate fees billed for the 2005 fiscal year for professional services rendered by Armando C. Ibarra for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-KSB (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for such period were $4,095.

The aggregate fees billed for the 2006 fiscal year for professional services rendered by Chang Park, CPA for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-KSB (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for such period were $18,900.

(2)	Audit-related Fees

There were no fees billed for the 2005 and 2006 fiscal year for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements.

(3)	Tax Fees

There were no fees billed for the 2005 and 2006 fiscal year for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

(4) All Other Fees

There were no other fees billed for the 2005 and 2006 fiscal year for products and services provided by the principal accountant, other than the services reported above.

Pre-Approval Policies and Procedures

Before the accountant is engaged by the Company to render audit or non-audit services, the engagement is approved by the Company's the board of directors acting as the audit committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREZER, INC.

Date: February 21, 2007	By:	/s/ David R. Koos
[Missing Graphic Reference] David R. Koos
Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the following capacities and on February 21, 2007.

Signatures	Title

/s/ David R. Koos	Chief Executive Officer, , Chief Financial Officer,
Secretary and Chairman of the Board Director

/s/Brian F. Pockett	Managing Director, Chief Operating Officer and Director

/s/Geoffrey O’Neill	President and Director

Table of Contents

Page
Report of Independent Registered Public Accounting Firm	F-1 - 2
Balance Sheet as of December 31, 2006 and December 31, 2005	F-3
Statement of Operations for the year ending December 31, 2006, for the period from May 2, 2005 (Inception) to December 31, 2005, and for the period from May 2, 2005 (inception) to December 31, 2006	F-4
Statement of Stockholders' Equity for the period May 2, 2005 (Inception) through December 31, 2006	F-5
Statement of Cash Flows for the year ending December 31, 2006, for the period from May 2, 2005 (Inception) to December 31, 2005, and for the period from May 2, 2005 (inception) to December 31, 2006	F-6
Notes to Financial Statements	F-7 - 13

Chang G. Park, CPA, Ph. D.
t 371 E STREET t CHULA VISTA t CALIFORNIA 91910-2615t
t TELEPHONE (858)722-5953 t FAX (858) 408-2695 t FAX (858) 764-5480

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Frezer, Inc.

We have audited the accompanying balance sheet of Frezer, Inc. (the “Company”) as of December 31, 2006 and the related statements of operation, changes in shareholders’ equity and cash flows for the year then ended, and for the period of May 2, 2005 (inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of December 31, 2005, and for the period May 2, 2005 (inception) to December 31, 2005 were audited by other auditors whose report dated March 20, 2006, expressed an unqualified opinion on those statements. Their report included an explanatory paragraph regarding going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Frezer, Inc. as of December 31, 2006, and the result of its operation and its cash flows for the year then ended and for the period of May 2, 2005 (inception) to December 31, 2006 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Chang Park
____________________
CHANG G. PARK, CPA

February 14, 2007
San Diego, CA. 91910

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

To the Board of Directors
Frezer, Inc.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheet of Frezer, Inc. as of December 31, 2005 and the related statement of operations, changes in stockholders’ equity and cash flow for the period from May 2, 2005 (inception) to December 31, 2005. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Frezer, Inc. as of December 31, 2005, and the results of their operations and its cash flows for the period May 2, 2005 (inception) to December 31, 2005 in conformity with U.S. generally accepted accounting principles.

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

/s/ ARMANDO C. IBARRA,
_________________________________
ARMANDO C. IBARRA, CPA

March 20, 2006
Chula Vista, Ca. 91910

Frezer, Inc.
Balance Sheet

	As of	As of
	December 31,	December 31,
	2006	2005
ASSETS

CURRENT ASSETS
Cash	$230	$264,932
Notes Receivable	-	10,000
Pre-paid Expenses	10,834	24,285

Total Current Assets	11,064	299,217

PROPERTY & EQUIPMENT	-	1,180

Deposits	3,942	-

Total Other Assets	3,942	-

TOTAL ASSETS	$15,006	$300,397

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$4,547	$6,783
Accrued Salaries	-	183,335
Accrued Payroll taxes	13,377	9,095
Accrued Interest	2,557	-
Notes Payable	86,145	-
Total Current Liabilities	106,626	199,213

TOTAL LIABILITIES	106,626	199,213

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value, 100,000,000 authorized
22,974,064 and 8,076,564 shares issued and outstanding
as of December 31, 2006 and 2005, respectfully	22,974	8,076
Additional Paid-In Capital	1,240,097	401,811
Deficit accumulated during the development stage	(1,354,691)	(308,703)

Total Stockholders' Equity (Deficit)	(91,620)	101,184

TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY	$15,006	$300,397

The accompanying Notes are an integral part of these Financial Statements

Frezer, Inc.
Statements of Operations

		May 2, 2005	May 2, 2005
		(Inception)	(Inception)
	Year Ended	Through	through
	December 31,	December 31,	December 31,
	2006	2005	2006

REVENUES	$-	$-	$-

Total Revenues	-	-	-

COSTS AND EXPENSES
Research & Development	392,412	-	392,412
Administrative Expenses	655,852	308,703	964,555

Total Costs and Expenses	1,048,264	308,703	1,356,967

OPERATING LOSS	(1,048,264)	(308,703)	(1,356,967)

OTHER INCOME & (EXPENSES)

Interest expense	(2,787)	-	(2,787)
Interest Income	2,802	-	2,802
Other income	2,261	-	2,261

Total Other Income & (Expenses)	2,276	-	2,276

NET LOSS	$(1,045,988)	$(308,703)	$(1,354,691)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.07)	$ $(0.08)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	14,120,105	4,091,218

The accompanying Notes are an integral part of these Financial Statements

Frezer, Inc.
Statement of Stockholders' Equity
From May 2, 2005 through December 31, 2006
				Deficit
				Accumulated
			Additional	During
	Common		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Shares issued for cash and services May 4, 2005	5,935,315	$5,936	$44,264		$50,200

Shares issued for services May 4, 2005	100,000	100	900		1,000

Shares issued for cash November 10, 2005	1,650,000	1,650	245,850		247,500

Shares issued for cash November 23, 2005	333,333	333	99,667		100,000

Shares issued for services December 10, 2005	57,916	58	11,129		11,187

Net Loss, December 31, 2005				$(308,703)	(308,703)

Balance December 31, 2005	8,076,564	8,077	401,810	(308,703)	101,184

Shares issued for cash	500,000	500	149,500		150,000

Shares issued for services	857,500	857	218,893		219,750

Shares issued in lieu of compensation	13,540,000	13,540	469,894		483,434

Net Loss				(1,045,988)	(1,045,988)

Balance December 31, 2006	22,974,064	$22,974	$1,240,097	$(1,354,691)	$(91,620)

The accompanying Notes are an integral part of these Financial Statements

Frezer
Statement of Cash Flow
		May 2, 2005	May 2, 2005
		(Inception)	(Inception)
	Year Ended	through	through
	December 31,	December 31,	December 31,
	2006	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)	$(1,045,988)	$(308,703)	$(1,354,691)
Adjustments to reconcile net loss to net cash (used in) provided			-
by operating activities:			-
Depreciation expense	1,180	-	1,180
Stock issued in lieu of compensation	-	-	-
Stock issued for services	219,750	12,187	231,937
Changes in operating assets and liabilities:			-
(Increase) decrease in prepaid expenses	13,451	(24,285)	(10,834)
Increase (decrease) in accounts payable	(2,236)	6,783	4,547
Increase (decrease) in accrued payroll	(183,335)	183,335	-
Increase (decrease) in accrued payroll taxes	4,282	9,095	13,377
Increase (decrease) in accrued interest	2,557	-	2,557

Net Cash Provided by (Used in) Operating Activities	(990,339)	(121,588)	(1,111,927)

CASH FLOWS FROM INVESTING ACTIVITIES

Increase in deposit	(3,942)	-	(3,942)
Acquisition of property & equipment		(1,180)	(1,180)
Increase (decrease) in accounts receivable - related party	10,000	(10,000)	-

Net Cash Provided by (Used in) Investing Activities	6,058	(11,180)	(5,122)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase in notes payable	86,145	-	86,145
Common stock issued for accrued payroll	483,434	-	483,434
Common tock issued for cash	150,000	397,700	547,700

Net Cash Provided by (Used in) Financing Activities	719,579	397,700	1,117,279

Net Increase (Decrease) in Cash	(264,702)	264,932	230

Cash at Beginning of Year	264,932	-	-

Cash at End of Year	$230	$264,932	$230

Supplemental Cash Flow Disclosures:

Cash paid during period for interest	$-	$-	$-
Cash paid during period for taxes	$-	$800	$-

The accompanying Notes are an integral part of these Financial Statements

FREZER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2006

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Frezer, Inc. (the “Company”) was incorporated in the State of Nevada on May 2, 2005. The Company's activities to date have consisted primarily of organizational activities.

Frezer, Inc. was previously a wholly owned subsidiary of BMXP Holdings, Inc. (“BMXG”), a Delaware Corporation engaged primarily in the development of medical devices. The Board of Directors of BMXG voted to distribute all Shares of the Company’s common stock held by BMXG to holders of BMXG common stock of record as of May 31, 2005, which was the record date. These stockholders received one share of our common stock for every one share(s) of BMXG common stock held on the record date. The distribution was made on June 15, 2005.

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

B Basic Earnings per (loss) Share

In February 1997, the FASB issued SFAS No. 128, “Earnings Per Share”, which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share

FREZER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2006

and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective May 2, 2005 (inception). Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

C Cash and Cash Equivalents

For purpose of reporting the statement of flows, cash and cash equivalents include highly liquid investments with investments with maturities of three months or less at the time of purchase.

D Use of Estimates

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

E Development Stage

The Company continues to devote substantially all of its efforts in the development of its plan to develop and market intellectual property relating to the Company's proprietary Cryo-Chip and develop and market intellectual property relating to Cryogenic Storage tank modifications for increased storage capacity.

F Income Taxes

The Company accounts for income taxes under the statement of Financial Accounting Statement No. 109, Accounting for Income Taxes,’ (“SFAS109). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement-carrying basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates are recognized in the income in the period that included the enactment date. There were no current or deferred income tax expenses or benefits due to the fact that the Company did not have any material operations for the period from May 2, 2005 (inception) through December 31, 2006.

FREZER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2006

G New Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

NOTE 3. NOTES PAYABLE

On July 3, 2006, we established a Line of Credit Promissory Note Agreement for $50,000 with Bio Technology Business Partners Trust. The unpaid principal of this line of credit bears simple interest at a rate of 10% per annum. As of December 31, 2006, there had been ten advances under this credit line totaling $32,675.70. As of January 23, 2007, there are a total of 11 advances under this credit line totaling $36,560.42 Amounts advanced under this credit line are due and payable on a date that is 365 days from each advance.

On August 14, 2006, the Company entered into a Promissory Note Agreement with Dermatex Medical Device Consultants for $25,000. In November 2006 this agreement was amended and an additional $1,955.42 was loaned. This note bears interest at a rate of 10% simple per annum and all Principal and accrued interest is due and payable on August 13, 2007.

On October 26, 2006, we borrowed $18,384.68 from the AFN Trust. On November 7, 2006, we borrowed $4,601.44 from the AFN Trust. These loans bear simple interest at 10% per annum and are due and payable on October 25, 2007.

On November 14, 2006, we borrowed $1,800.00 from Venture Bridge Advisors, Inc. On December 8, 2006, we borrowed an additional $1,100.00 and on December 11, 2006, we borrowed $628.00. These loans bear simple interest at 10% per annum and are due and payable on November 13, 2007.

NOTE 4. COMMON STOCK

The Company is authorized to issue 100,000,000 shares of common stock at $0.001 par value.

On May 4, 2005 Company issued 6,035,315 shares of common stock in exchange for $50,200 in cash and $1,000 of services to Bio-Matrix Scientific Group, Inc., its former parent company.

FREZER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2006

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

On December 21, 2006 the Company issued 7,440,000 common shares to the management team of Frezer, Inc. for compensation amounting to $300,000. On January 26, 2007 the officers returned these shares to the company for cancellation.

As of December 31, 2006 and December 31, 2005, the Company had 22,974,064 shares and 8,076,564 shares of common stock issued and outstanding, respectively

NOTE 5. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 6. TRANSACTION WITH RELATED PARTY

The Company leased approximately 1,900 square feet of office space at a rate of $3,818 per month from its former parent. The sublease was for a period of one year commencing on June 3, 2005 and expired on June 2, 2006. The sublease did not contain a renewal

FREZER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2006

option. Currently, the Company remains in the same location on a month-to-month arrangement.

There are no contingent payments which the Company is required to make. For the years ended on December 31, 2006 and 2005 the company incurred rental expense of $48,068 and $26,726 respectively. Prior to June 3, 2005, the Company, on limited occasions, utilized office space and certain administrative support services provided by its former parent company at no charge.

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

During the period beginning on January 1, 2006 and ending on March 31, 2006, the Company loaned $20,000 to the AFN Trust, for whom the Company's Chairman and CEO acts as Trustee. As consideration for these loans, the Company received a promissory note bearing simple interest at the rate of 10% per annum. The note was due and payable on December 30, 2006. On August 3, 2006 AFN Trust repaid its loan in full.

Between February 1, 2006 and May 23, 2006 we paid $130,000 and issued 600,000 shares of common stock to Biotechnology Partners Business Trust, an independent consultant, in exchange for services rendered by Biotechnology Partners Business Trust consisting of assisting us in development of our intellectual property. Bio Technology Partners Business Trust acquired 2,483,333 common shares of our stock on December 13, 2006 and 25,000 common shares on December 18, 2006 from three shareholders in three private transactions.

On July 3, 2006, we established a Line of Credit Promissory Note Agreement for $50,000 with Bio Technology Business Partners Trust. The unpaid principal of this line of credit bears simple interest at a rate of 10% per annum. As of January 23, 2007, there are a total of 11 advances under this credit line totaling $36,560.42. Amounts advanced under this credit line are due and payable on a date that is 365 days from each advance. On October 26, 2006, we borrowed $18,300.50 from the AFN Trust. On November 7, 2006, we borrowed $4,601.44 from the AFN Trust. These loans bear simple interest at 10% per annum and are due and payable on October 25, 2007.

FREZER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2006
.

NOTE 7. GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Unanticipated costs and expenses or the inability to generate revenues could require additional financing, which the Company currently plans to seek through equity financing. During the years ended December 31, 2006 and 2005 the Company raised cash through the issuance of equity securities totaling $150,000 and $347,500 respectively.

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

NOTE 8. INCOME TAXES

As of December 31, 2006

Deferred tax assets:
Net operating tax carry forwards	$461,325
Other	-0-
Gross deferred tax assets	461,325
Valuation allowance	(461,325)

Net deferred tax assets	$-0-

FREZER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2006

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 9. SCHEDULE OF NET OPERATING LOSSES

2005 Net Operating Loss	$308,703
2006 Net Operating Loss	$1,048,136

Net Operating Loss	$1,356,839

As of December 31, 2006, the Company has a net operating loss carry forward of approximately $1,356,839 which will expire 20 years from the date the loss was incurred.

NOTE 10. SUBSEQUENT EVENTS

On December 21, 2006 the officers of the company received 7,440,000 common restricted shares in consideration for accrued salaries of $300,000. The Board of Directors and the officers agreed to rescind these share issuances and to return the certificates representing these shares to the Company for cancellation and, on January 26, 2007, these shares were canceled and the Company recorded $300,000 of accrued salary on its books.

On February 1, 2007, the Company and KI Equity Partners IV, LLC, a Delaware limited liability company ("KI Equity") entered into a securities purchase agreement ("Purchase Agreement") under which the Company will, at the closing of the transactions contemplated under the Purchase Agreement (“Closing”), sell to KI Equity, and KI Equity will purchase from the Company, 63,900,000 shares of Frezer’s common stock for a purchase price of $639,000, or $0.01 per share.