Form 10KSB/A
period 2006-12-31
FREZER, INC.
filed 2007-03-20
CIK 1328888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-KSB/A
Amendment No. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2006

File Number: 000-51336

FREZER, INC.
(Exact name of registrant as specified in its charter)

NEVADA	20-2777600
(State of jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

936 Beachland Blvd., Suite 13 Vero Beach, FL	32963
(Address of principal executive offices)	(Zip Code)

(772) 231-7544
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

Item 10.  Executive Compensation

Compensation Discussion and Analysis

Frezer currently is a development stage company, has no revenues to date, has limited cash reserves and is involved primarily in the research, development, prototype production and testing of its Cryo-Chip and Cryogenic Storage Container product lines. Frezer’s only employees are its executive officers who are responsible for all of Frezer’s operations. Frezer has employment agreements with each of its executive officers which provide for the payment of a base salary. The employment agreements are described more fully below.

Due to its limited financial resources, Frezer has no formal compensation program for its executive officers, directors or employees. Frezer believes the base salaries established for each of its executive officers are competitive with the levels of compensation for similar executive officers with the skills and experience of Frezer’s officers. The base salary is designed to support Frezer’s business objectives to retain, reward, motivate and attract employees who possess the required technical and entrepreneurial skills and talent. However, Frezer also recognizes that its limited financial resources require it to allocate these limited resources between compensation payments to its executive officers and continued funding of its research and development. Accordingly, Frezer’s executive officers have agreed to defer the current payment of all or a portion of their salaries so Frezer can continue to fund its business operations. In the past, and as a fundamental part of Frezer’s compensation plan, Frezer’s executive officers have agreed to receive common stock in lieu of a portion of their earned and unpaid salary, as discussed more fully below.

Frezer is not a "listed company" under SEC rules and is therefore not required to have a compensation committee. Accordingly, Frezer has no compensation committee.

During the last two fiscal years, Frezer has not provided any annual or long-term equity or non-equity based incentive programs, health benefits, life insurance, tax-qualified savings plans, special employee benefits or perquisites, supplemental life insurance benefits, pension or other retirement benefits or any type of nonqualified deferred compensation programs for its executive officers or employees. Frezer did pay a bonus to one of its executive officers during 2005.

Frezer does not consider the shares of common stock received in lieu of earned but unpaid salary as a stock award, but rather as a payment of salary in the form of stock. The shares of common stock issued in lieu of salary are valued by the Board at the time of issuance and are fully vested and non-forfeitable.

Frezer has no stock option or equity plan.

Summary Compensation Table

The following table summarizes the total compensation paid to or earned by each of Frezer’s named executive officers who served as executive officers during all or a portion of the years ended December 31, 2005 and 2006.

(a)	(b)	(c)		(d)		(e)		(f)		(g)		(h)		(i)		(j)
Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)		Non-equity Incentive Plan Compen-sation ($)		Non-qualified Deferred Compen-sation Earnings ($)		All Other Compensation ($)		Total Compensation ($)
David R. Koos (CEO, CFO and Secretary) (1)	2006 2005	$ $	200,000 83,333	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	200,000 83,333
Brian F. Pockett, COO and Managing Director (2)	2006 2005	$ $	120,000 59,831	$ $	0 1,270	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	120,000 61,101
Geoffrey O'Neill, President (3)	2006 2005	$ $	120,000 59,831	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	120,000 59,831

(1)
David R. Koos had earned but unpaid salary for 2005 of $83,335. During 2006, Frezer and Mr. Koos agreed to the issuance of 2,766,666 shares of Frezer's common stock to Mr. Koos in lieu of the cash payment of the earned but unpaid salary for 2005. The value of these shares at the time of issuance as determined by the Board equaled the amount of the earned but unpaid salary. These shares were issued to Bombardier, a corporation owned and controlled by Mr. Koos. Mr. Koos earned $200,000 of salary in 2006, of which $70,000 was paid in 2006 and $130,000 was earned and unpaid salary for which Mr. Koos was issued 3,301,025 shares of Frezer's common stock on December 21, 2006. The Board of Directors and Mr. Koos agreed to rescind the December 21, 2006 share issuance and to return the certificates representing these shares to Frezer for cancellation and, on January 26, 2007, these shares were canceled.

(2)
Brian F. Pockett's 2005 salary and bonus was $59,831 and $1,270, respectively, of which $11,101 was paid in 2005 and $50,000 was earned and unpaid at December 31, 2005. During 2006, Frezer and Mr. Pockett agreed to the issuance of 1,666,667 shares of Frezer's common stock to Mr. Pockett in lieu of the cash payment of the earned but unpaid salary for 2005. The value of these shares at the time of issuance as determined by the Board equaled the amount of the earned but unpaid salary. Mr. Pockett earned $120,000 of salary in 2006, of which $42,000 was paid in 2006 and $78,000 was earned and unpaid salary for which Mr. Pockett was issued 1,802,867 shares of Frezer's common stock on December 21, 2006. The Board of Directors and Mr. Pockett agreed to rescind the December 21, 2006 share issuance and to return the certificates representing these shares to Frezer for cancellation and, on January 26, 2007, these shares were canceled.

(3)
Geoffrey O'Neill's 2005 salary was $59,831, of which $9,831 was paid in 2005 and $50,000 was earned and unpaid at December 31, 2005. During 2006, Frezer and Mr. O’Neill agreed to the issuance of 1,666,667 shares of Frezer's common stock to Mr. O’Neill in lieu of the cash payment of the earned but unpaid salary for 2005. The value of these shares at the time of issuance as determined by the Board equaled the amount of the earned but unpaid salary. Mr. O'Neill earned $120,000 of salary in 2006, of which $28,000 was paid in 2006 and $92,000 was earned and unpaid salary for which Mr. O'Neill was issued 2,336,108 shares of Frezer's common stock on December 21, 2006. The Board of Directors and Mr. O’Neill agreed to rescind the December 21, 2006 share issuance and to return the certificates representing these shares to Frezer for cancellation and, on January 26, 2007, these shares were canceled.

Frezer paid no perquisites or other personal benefits for its executive officers during 2005 and 2006.

Employment and Other Agreements

Frezer entered into employment agreements with its executive officers on July 23, 2005. Under these employment agreements, beginning on August 1, 2005, Frezer agreed to pay annual salaries to Messrs. Koos, Pockett and O'Neill of $200,000, $120,000 and $120,000, respectively, for their services as executive officers. These employment agreements may be terminated without cause by Frezer’s board at any time upon seven (7) days’ written notice. The employment agreements do not provide any benefits other than the payment of annual salary and reimbursement of business expenses. There is no severance or change of control payments provided under the employment agreements.

Compensation of Directors

During 2006, Messrs. Koos, Pockett and O'Neill were the executive officers and directors of Frezer and did not receive separate compensation for their services as a director.

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

FREZER, INC.

Date: March 20, 2007	By:	/s/ Kevin R. Keating
/s/ Kevin R. Keating
Chief Executive Officer

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