Form 10QSB
period 2007-03-31
FREZER, INC.
filed 2007-05-14
CIK 1328888

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-51336

Frezer, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	20-2777600
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

936A Beachland Boulevard, Suite 13
Vero Beach, FL	32963
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (772) 231-7544

1010 University Avenue, Suite 40
San Diego, CA 92103
(Former name, former address and former
fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐.

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 82,834,064 shares of Common Stock, par value $.0001 per share, outstanding as of May 14, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

FREZER, INC.

- INDEX -

Page
PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements	F-1

Condensed Balance Sheets as of March 31, 2007 (unaudited) and December 31, 2006	F-2

Condensed Statements of Operations for the Three Months Ended March 31, 2007 and 2006 (unaudited) and for the Cumulative Period from May 2, 2005 (Inception) to March 31, 2007 (unaudited)	F-3

Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the Cumulative Period from May 2, 2005 (Inception) to March 31, 2007 (unaudited)	F-4

Condensed Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006 (unaudited) and for the Cumulative Period from May 2, 2005 (Inception) to March 31, 2007 (unaudited)	F-5

Notes to Condensed Financial Statements (unaudited)	F-6

Item 2. Management's Discussion and Analysis or Plan of Operation	1

Item 3. Controls and Procedures	3

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	3

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	3

Item 3. Defaults Upon Senior Securities	3

Item 4. Submission of Matters to a Vote of Security Holders	4

Item 5. Other Information	4

Item 6. Exhibits	4

Signatures	6

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Statements made in this Form 10-QSB (the “Quarterly Report”) that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements often can be identified by the use of terms such as "may", "will", "expect", "believe", "anticipate", "estimate", "approximate", or "continue", or the negative thereof. Frezer, Inc. (the "Company") intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital and unexpected costs. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Frezer, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	March 31,	December 31,
	2007	2006
	(Unaudited)

Assets

Current assets
Cash and cash equivalents	$43,575	$230
Restricted cash	25,000	-
Prepaid expenses and other assets	-	10,834

Total current assets	68,575	11,064

Deposits	-	3,942

Total assets	$68,575	$15,006

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$1,655	$4,547
Accrued expenses	27,000	13,377
Accrued interest	-	2,557
Notes payable	-	86,145

Total current liabilities	28,655	106,626

Stockholders' Equity (Deficit)
Common stock, $0.001 par value; 100,000,000 shares
authorized; 82,834,064 and 22,974,064 shares issued
and outstanding as of March 31, 2007 and December 31, 2006, respectively	82,834	22,974
Additional paid-in capital	1,553,237	1,240,097
(Deficit) accumulated during the development stage	(1,596,151)	(1,354,691)

Total stockholders' equity (deficit)	39,920	(91,620)

Total liabilities and stockholders' equity (deficit)	$68,575	$15,006

The accompanying notes are an integral part of these condensed financial statements.

Frezer, Inc.
(A Development Stage Company)
Condensed Statements of Operations

			Cumulative
			Period From
			May 2, 2005
	Three Months Ended		(Inception) To
	March 31,		March 31,
	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-

Operating expenses
Research and development	-	84,410	392,412
General and administrative	155,898	162,701	1,120,453

Total operating expenses	155,898	247,111	1,512,865

Loss from operations	(155,898)	(247,111)	(1,512,865)

Other income (expense)
Interest income	-	6	2,802
Interest (expense)	(3,659)	-	(6,446)
Other income	309,623	-	311,884
Other (expense)	(391,526)	-	(391,526)

Net (loss)	$(241,460)	$(247,105)	$(1,596,151)

Net (loss) per share - basic and diluted	$(.004)	$(.026)

Weighted average number of shares of outstanding - basic and diluted	55,057,397	9,368,241

The accompanying notes are an integral part of these condensed financial statements.

Frezer, Inc.
(A Development Stage Company)
Condensed Statement of Stockholders’ Equity (Deficit)
For the Cumulative Period From May 2, 2005 (Inception) to March 31, 2007 (Unaudited)

				Deficit
				Accumulated	Total
			Additional	during the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balances at May 2, 2005	-	$-	$-	$-	$-
Issuance of common stock for cash and services
rendered at $0.008 per share on May 4, 2005	5,935,315	5,936	44,264	-	50,200
Issuance of common stock for services rendered
at $0.01 per share on May 4, 2005	100,000	100	900	-	1,000
Issuance of common stock for cash at $0.15 per
share on November 10, 2005	1,650,000	1,650	245,850	-	247,500
Issuance of common stock for cash at $0.30 per
share on November 23, 2005	333,333	333	99,667		100,000
Issuance of common stock for services rendered
at $0.19 per share on December 10, 2005	57,916	58	11,129		11,187
Net (loss)	-	-	-	(308,703)	(308,703)
Balances at December 31, 2005	8,076,564	$8,077	$401,810	$(308,703)	$101,184

Issuance of common stock for cash at $0.30 per
share on February 23, 2006	500,000	500	149,500	-	150,000
Issuance of common stock for services rendered
at $0.10 per share on February 23, 2006	187,500	187	18,563	-	18,750
Issuance of common stock for services rendered
at $0.03 per share on March 16, 2006	6,100,000	6,100	177,334	-	183,434
Issuance of common stock for services rendered
at $0.30 per share on May 23, 2006	670,000	670	200,330		201,000
Issuance of common stock in lieu of compensation
at $0.04 per share on December 21, 2006	7,440,000	7,440	292,560		300,000
Net (loss)	-	-	-	(1,045,988)	(1,045,988)
Balances at December 31, 2006	22,974,064	$22,974	$1,240,097	$(1,354,691)	$(91,620)

Return of common stock originally issued on
December 21, 2006 in lieu of compensation
on January 26, 2007	(7,440,000)	(7,440)	(292,560)	-	(300,000)
Issuance of common stock for cash at $0.01 per
share on February 9, 2007	63,900,000	63,900	575,100	-	639,000
Issuance of common stock for services rendered
at $0.01 per share on February 27, 2007	3,400,000	3,400	30,600	-	34,000
Net (loss)	-	-	-	(241,460)	(241,460)
Balances at March 31, 2007	82,834,064	$82,834	$1,553,237	$(1,596,151)	$39,920

The accompanying notes are an integral part of these condensed financial statements.

Frezer, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows

			Cumulative
			Period From
			May 2, 2005
	Three Months Ended		(Inception) To
	March 31,		March 31,
	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net (loss)	$(241,460)	$(247,105)	$(1,596,151)
Adjustments to reconcile net (loss) to net
cash (used in) operating activities:
Common stock issued for services	34,000	18,750	265,937
Common stock issued in lieu of compensation	-	183,434	-
Reversal of accrued payroll and other liabilities	(309,623)	-	(309,623)
Write-off of prepaid expenses and other assets	14,775	-	14,775
Depreciation expense	-	-	1,180
Changes in operating assets and liabilities:
Restricted cash	(25,000)	-	(25,000)
Prepaid expenses and other assets	-	(102,585)	(10,834)
Accounts payable	565	-	5,112
Accrued expenses	19,790	(110,649)	33,167
Accrued interest	(2,557)	-	-

Net cash (used in) operating activities	(509,510)	(258,155)	(1,621,437)

Cash Flows From Investing Activities
Issuance of notes and other receivables to related parties	-	(54,000)	-
Purchase of property and equipment	-		(1,180)
Increase in deposit	-	-	(3,942)

Net cash (used in) investing activities	-	(54,000)	(5,122)

Cash Flows From Financing Activities
Proceeds from borrowings on notes payable	9,998	-	96,143
Repayment of notes payable	(96,143)	-	(96,143)
Proceeds from issuance of common stock	639,000	150,000	1,186,700
Common stock issued for accrued payroll	-	-	483,434

Net cash provided by financing activities	552,855	150,000	1,670,134

Net increase (decrease) in cash and cash equivalents	43,345	(162,155)	43,575

Cash and cash equivalents, beginning of period	230	264,932	-

Cash and cash equivalents, end of period	$43,575	$102,777	$43,575

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$6,216	$-	$6,216
Supplemental Disclosure of Non-Cash Financing Transactions
Return of common stock issued in lieu of compensation	$300,000	$-	$300,000

The accompanying notes are an integral part of these condensed financial statements.

Frezer, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements

1.	Organization and Basis of Presentation

The accompanying unaudited condensed financial statements of Frezer, Inc. (the “Company” or “Frezer”) are presented in accordance with the requirements for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (all of which were of a normal recurring nature) considered necessary to fairly present the financial position, results of operations, and cash flows of the Company on a consistent basis, have been made.

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company’s annual financial statements for the year ending December 31, 2006. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The Company recommends that the accompanying financial statements for the interim period be read in conjunction with the financial statements and notes for the year ending December 31, 2006 included in the Company’s Annual Report on Form 10-KSB as filed on or about February 22, 2007.

Organization and Business
The Company was incorporated in the State of Nevada on May 2, 2005.  The Company was previously a wholly owned subsidiary of BMXP Holdings, Inc., then known as Bio-Matrix Scientific Group, Inc. (“BMXG”), a Delaware corporation engaged primarily in the development of medical devices. The Board of Directors of BMXG voted to distribute all shares of Frezer common stock held by BMXG to holders of BMXG common stock of record as of May 31, 2005, which was the record date. These stockholders received one share of Frezer common stock for every one share of BMXG common stock held on the record date. The distribution was paid on June 15, 2005.

From inception to July 11, 2006 the Company’s objective was to operate in the field of stem cell banking and regenerative medicine. On July 11, 2006, the Company’s Board of Directors unanimously approved resolutions to abandon all plans to develop a stem cell banking facility and market that facility's services.

Since July 11, 2006, the Company had been focused on the development and marketing of intellectual property relating to the Cryo-Chip, which may be used to provide an extensive line of stem cells for research and development, and the development and marketing of intellectual property relating to Cryogenic Storage tank modifications for increased storage capacity.

Effective February 22, 2007, the Company experienced a change in control (see Note 3) and its management changed, pursuant to a Securities Purchase Agreement by and between the Company and KI Equity Partners IV, LLC.

Following the change in control, Kevin R. Keating, the Company’s new President, Secretary and sole director, commenced an investigation to determine whether to continue or to cease the present operations of the Company. To date, there has been no formal decision to terminate operations; however, Mr. Keating determined it to be in the best interests of the Company to suspend its operations pending the results of the investigation. In the meantime, the Company’s current business strategy is to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Frezer, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements

Basis of Presentation
To date, the Company has not earned revenues from its principle operations and as a result is currently in the development stage as defined by Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises (“SFAS No. 7”).

Going Concern
Since inception, the Company has generated no revenues and has incurred a cumulative operating loss of $1,512,865 and a cumulative net loss of $1,596,151. Since inception, the Company has also been dependent upon the receipt of capital investment or other financing to fund its operations. The Company currently has no source of operating revenue, and has only limited working capital with which to pursue its business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for the Company to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying condensed financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as well as the reported amounts of revenues and expenses. Actual results could differ from these estimates.

Income Taxes
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”), which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized. The tax provision shown on the accompanying statement of operations is zero since the deferred tax asset generated from net operating losses is offset in its entirety by a valuation allowance. State minimum taxes are expensed as incurred.

Cash and Cash Equivalents
Cash and cash equivalents, if any, include all highly liquid instruments with an original maturity of three months or less at the date of purchase.

Fair Value of Financial Instruments
The Company's financial instruments include accounts payable and accrued expenses. The carrying amounts of financial instruments approximate fair value due to their short maturities.

Frezer, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements

Net Loss Per Share
Basic loss per share (EPS) is calculated by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company currently has no dilutive securities and as such, basic and diluted loss per share are the same for all periods presented.

Comprehensive Loss
Comprehensive loss is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive loss includes net loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the three months ended March 31, 2007 and For the Cumulative Period From Inception (May 2, 2005) to March 31, 2007, the Company’s comprehensive loss was the same as its net loss.

Recently Issued Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements of FIN 48 are effective for the Company’s fiscal year beginning January 1, 2007.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”).  The purpose of SFAS 157 is to provide users of financial statements with better information about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings for the period. SFAS No. 157 also provides guidance on the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. This changes the definition of fair value to be the price that would be received to sell an asset or paid to transfer a liability, an exit price, as opposed to the price that would be paid to acquire the asset or received to assume the liability, an entry price.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods with those fiscal years (e.g., January 1, 2008, for calendar year-end entities).

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”), which amends SFAS No. 87, 88, 106, and 132(R).  Post application of SFAS 158, an employer should continue to apply the provisions in Statements 87, 88, and 106 in measuring plan assets and benefit obligations as of the date of its statement of financial position and in determining the amount of net periodic benefit cost.  SFAS 158 requires amounts to be recognized as the funded status of a benefit plan, that is, the difference between plan assets at fair value and the benefit obligation.  SFAS 158 further requires recognition of gains/losses and prior service costs or credits not recognized pursuant to SFAS No. 87 or SFAS No. 106.  Additionally, the measurement date is to be the date of the employer’s fiscal year-end.  Lastly, SFAS 158 requires disclosure in the financial statements effects from delayed recognition of gains/losses, prior service costs or credits, and transition assets or obligations.  SFAS No. 158 is effective for years ending after December 15, 2006 for employers with publicly traded equity securities and as of the end of the fiscal year ended after June 15, 2007 for employers without publicly traded equity securities.

Frezer, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 will become effective as of the beginning of our 2009 fiscal year.

The adoption of these new Statements is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

3.	Change of Control

On February 1, 2007, the Company and KI Equity Partners IV, LLC, a Delaware limited liability company (“KI Equity”) entered into a securities purchase agreement (“Purchase Agreement”) under which the Company agreed to sell and KI Equity agreed to purchase 63,900,000 shares of Frezer’s common stock (“Shares”) for a purchase price of $639,000 (“Purchase Price”), or $0.01 per share. The closing of the transactions under the Purchase Agreement occurred on February 22, 2007 (“Closing”).

The issuance of the Shares is intended to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof and such other available exemptions. As such, the Shares may not be offered or sold in the United States unless they are registered under the Securities Act, or an exemption from the registration requirements of the Securities Act is available. No registration statement covering the Shares has been or is expected to be filed with the SEC or with any state securities commission in connection with the issuance of the Shares. However, Frezer has granted certain demand and piggyback registration rights to KI Equity with respect to the Shares. At the Closing, Frezer and KI Equity executed a registration rights agreement (“Registration Rights Agreement”) granting the foregoing registration rights.

Immediately prior to the Closing, David R. Koos, the former Chairman and Chief Executive Officer of Frezer (“Koos”), Brian F. Pockett, the former Chief Operating Officer of Frezer (“Pockett”), Geoffrey O’Neill, the former President of Frezer (“O’Neill”) and Bombardier Pacific Ventures, Inc., a Nevada corporation controlled by Koos (“Bombardier”) (collectively, the “Principals”) entered into a certain indemnity agreement with Frezer (“Indemnity Agreement”). Under the Indemnity Agreement, the Principals have agreed to indemnify and hold Frezer harmless from all liabilities and obligations related to the period prior to Closing (“Damages”). Except for indemnity claims related to taxes, Frezer is not entitled to indemnification for any Damages in excess of $499,700 (“Cap”), and no demand or claim for indemnification may be made after second anniversary of the Closing (the “Claim Period”). As consideration for providing the indemnification, the Company agreed to pay the Principals an aggregate sum of $376,750. At the Closing, the Principals were paid $351,750, in the aggregate, and the remaining $25,000 will be held in escrow for a period of ninety (90) days following the Closing to satisfy any indemnification claims pursuant to the Indemnity Agreement (“Indemnity Escrow”).

Following the execution of the Indemnity Agreement, the Company recorded the $376,750 aggregate sum to be paid to the Principals as Other (Expense) in the accompanying condensed statement of operations.

Frezer, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements

Immediately prior to the Closing, the Principals also entered into a certain release agreement (“Release Agreement”) under which each of them agreed to terminate any and all agreements and contracts with Frezer including, without limitation, any employment agreements between Frezer, on the one hand, and Koos, Pockett and O’Neill, on the other hand. Under the Release Agreement, the Principals also agreed to irrevocably release Frezer from any and all debts, liabilities and obligations, including, without limitation, any claims for unpaid compensation.

Following the execution of the Release Agreement, the Company reversed $300,000 of previously accrued compensation due to Koos, Pockett and O’Neill, accounting for the reversal of the liability as Other Income in the accompanying condensed statement of operations.

Separately, Pockett, O’Neill and Bombardier agreed to sell 6,100,000 shares of Frezer’s common stock (“Transferred Shares”), in the aggregate, to KI Equity for an aggregate purchase price of $61,000, or $0.01 per share (the “Stock Transfer”). The closing of the Stock Transfer occurred on February 22, 2007.

Effective as of the Closing, in accordance with the terms of the Purchase Agreement, the existing officers and directors of Frezer resigned and Kevin R. Keating was appointed as the sole director, Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer of Frezer. Accordingly, at the Closing, in accordance with the provisions of the Purchase Agreement, a change of a majority of Frezer’s directors occurred.

Kevin R. Keating is the father of Timothy J. Keating, the principal member of Keating Investments, LLC. Keating Investments, LLC is the managing member of KI Equity. Timothy J. Keating is the manager of KI Equity.

4.	Notes Payable

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

On October 26, 2006, the Company borrowed $18,384.68 from the AFN Trust. On November 7, 2006, the Company borrowed an additional $4,601.44 from the AFN Trust. These loans bear simple interest at 10% per annum and are due and payable on October 25, 2007.

On November 14, 2006, the Company borrowed $1,800.00 from Venture Bridge Advisors, Inc. On December 8, 2006, the Company borrowed an additional $1,100.00 and on December 11, 2006, the Company borrowed and additional $628.00. These loans bear simple interest at 10% per annum and are due and payable on November 13, 2007.

In February of 2007, the Company repaid all outstanding notes payable and accrued interest using a portion of the proceeds raised from the issuance common stock to KI Equity (see Note 3).

Frezer, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements

5.	Stockholders’ Equity (Deficit)

Pursuant to its certificate of incorporation, the Company is authorized to issue up to 100,000,000 shares of common stock with a par value of $0.001 per share. As of March 31, 2007, there were 82,834,064 shares of common stock outstanding.

On May 4, 2005, Company issued 6,035,315 shares of common stock in exchange for $50,200 in cash and services rendered valued at $1,000 to Bio-Matrix Scientific Group, Inc., its former parent company.

On November 10, 2005, the Company issued 1,650,000 shares of common stock at $0.15 per share for total proceeds of $247,500.

On November 23, 2005, the Company issued 333,333 shares of common stock at $0.30 per share for total proceeds of $100,000.

On December 10, 2005, the Company issued 57,916 shares of common stock as compensation for services rendered valued at $11,187, or approximately $0.19 per share.

On February 23, 2006, the Company sold 500,000 shares of common stock at $0.30 share for total proceeds of $150,000 as a result of a private placement offering under SEC Regulation D (506).

On February 23, 2006, the Company also issued an additional 187,500 shares of common stock as compensation for services rendered by various consultants assisting the Company with its business model implementation valued at $18,750, or approximately $0.10 per share.

On March 16, 2006, The Board of Directors issued 6,100,000 shares of common stock to the Company’s management team for compensation amounting to $183,434 owed for fiscal year 2005, which ended December 31, 2005.

Between May 23, 2006 and May 26, 2006 the Company issued 670,000 shares of common stock to outside consultants for services rendered valued at $201,000, or approximately $0.30 per share.

On December 21, 2006, the Company issued 7,440,000 shares of common stock to the Company’s executives for previously accrued compensation amounting to $300,000, or approximately $0.04 per share. On January 26, 2007 the officers returned these shares to the Company for cancellation and reestablishment of the $300,000 accrued compensation liability.

On February 22, 2007, the Company issued 63,900,000 shares of its common stock to KI Equity at a purchase price of $0.01 per share and aggregate consideration of $639,000 (see Note 3).

On February 27, 2007, the Company issued 1,700,000 shares of its common stock to Kevin R. Keating, the sole officer and director of the Company, for services rendered to the Company valued at $17,000, or $0.01 per share.

On February 27, 2007, the Company also issued 1,700,000 shares of its Common Stock to Garisch Financial, Inc. (“GFI”) for consulting services rendered to the Company valued at $17,000, or $0.01 per share.

Frezer, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements

The above shares of Common Stock issued to KI Equity, Kevin R. Keating, and GFI were issued under an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. As such, the shares of Common Stock issued to Kevin R. Keating and GFI will be restricted shares, and the holder thereof may not sell, transfer or otherwise dispose of such shares without registration under the Securities Act or an exemption there from. The Company has granted demand and piggyback registration rights to KI Equity, Kevin R. Keating and GFI with respect to the above shares.

6.	Related Party Transactions

Effective February 27, 2007, the Company entered into a management agreement (“Management Agreement”) with Vero Management, L.L.C., a Delaware limited liability company (“Vero”) under which Vero has agreed to provide a broad range of managerial and administrative services to the Company including, but not limited to, assistance in the preparation and maintenance of the Company’s financial books and records, the filing of various reports with the appropriate regulatory agencies as are required by State and Federal rules and regulations, the administration of matters relating to the Company’s shareholders including responding to various information requests from shareholders as well as the preparation and distribution to shareholders of relevant Company materials, and to provide office space, corporate identity, telephone and fax services, mailing, postage and courier services for a fixed fee of $2,000 per month, for an initial period of twelve months. At the end of the initial twelve month term, the agreement will continue to remain in effect until terminated in writing by either party.

Kevin R. Keating owns and controls Vero and is also the sole officer and director of the Company. The terms of the Management Agreement were determined based on terms which the Company believes would be available to it from third parties on an arms’ length basis.

Kevin R. Keating is the father of Timothy J. Keating, the principal member of Keating Investments, LLC. Keating Investments, LLC is the managing member of KI Equity Partners IV, LLC (“KI Equity”), the controlling stockholder of the Company. Timothy J. Keating is the manager of KI Equity.

For the three months ending March 31, 2007, the Company recorded $2,000 of managerial and administrative expenses associated with this agreement which are included as a component of general and administrative expenses in the accompanying condensed statement of operations.

7.	Subsequent Events

In April of 2007, the Company amended its Articles of Incorporation to change its authorized capital stock. The amendment increased the authorized common stock from 100,000,000 shares, with a par value of $0.001 per share, to 200,000,000 shares, with a par value of $0.001 per share. The amendment also authorized 10,000,000 shares of preferred stock, with a par value of $0.001 per share, with such powers, designations, preferences and relative, participating, optional and other special rights, and the qualifications, limitations and restrictions, as the Board of Directors may from time to time fix. Prior to the amendment, Frezer did not have a class of preferred stock authorized.

These amendments became effective upon the filing of the Certificate of Amendment to the Articles of Incorporation with the Nevada Secretary of State on April 12, 2007.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Since July 11, 2006, Frezer, Inc. (“we”, “us”, “our”, or the “Company”) had been focused on the development and marketing of intellectual property relating to the Cryo-Chip, which may be used to provide an extensive line of stem cells for research and development, and the development and marketing of intellectual property relating to Cryogenic Storage tank modifications for increased storage capacity. Effective February 22, 2007, the Company experienced a change in control and our management changed, pursuant to that certain Securities Purchase Agreement by and between the Company and KI Equity Partners IV, LLC (the “Securities Purchase Agreement”). A copy of the Securities Purchase Agreement, along with the Registration Rights Agreement, Indemnity Agreement and Release Agreement executed in connection with our change in control, are attached hereto as Exhibits 2.1, 2.2, 2.3 and 2.4, respectively. A discussion of our change in control is contained in our Current Report on Form 8-K filed with the SEC on February 23, 2007.

Following the change in control, Kevin R. Keating, our new President, Secretary and sole director, commenced an investigation to determine whether to continue or to cease the present operations of the Company. As of the date hereof, there has been no formal decision to terminate operations; however, Mr. Keating determined it to be in the best interests of the Company to suspend its operations pending the results of the investigation. In the meantime, our current business strategy is to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Results of Operations

For the three months ending March 31, 2007, the Company had no activities that produced revenues from operations.

For the three months ending March 31, 2007, the Company had a net loss of $(241,460), as compared with a net loss of $(247,105) for the corresponding period in 2006. During the three months ending March 31, 2007, the Company incurred $(155,898) of operating expenses, primarily comprised of professional fees paid to attorneys, accountants and other consultants related to the reorganization and change of management which took place during the quarter as compared to $(247,111) of operating expenses, primarily comprised of executive salaries and research and development expenses, for the corresponding period in 2006. During the three months ending March 31, 2007, the Company incurred $(391,526) of other non-operating expenses, comprised of $(376,750) of payments made to the Company’s former executive officers under the terms of an indemnity agreement and $(14,776) related to the write-off of miscellaneous prepaid expenses and other assets. There were no non-operating expenses incurred during the corresponding period in 2006. During the three months ended March 31, 2007, the Company recorded $309,623 of other non-operating income, comprised of $300,000 of previously accrued compensation due to the Company’s former executive officers that was forgiven upon execution of a liability release agreement and $9,623 of previously accrued miscellaneous expenses that was also forgiven upon execution of a liability release agreement. There were no non-operating income items during the corresponding period in 2006.

Liquidity and Capital Resources

As of March 31, 2007, the Company had assets equal to $68,575, comprised of $43,575 of cash and cash equivalents and $25,000 of restricted cash. The Company’s current liabilities as of March 31, 2007 were $28,655, comprised of trade accounts payable and accrued expenses.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2007 and 2006:

	Three months ended March 31,
	2007	2006

Operating activities	$(509,510)	$(258,155)
Investing activities	-	$(54,000)
Financing activities	$552,855	150,000

Net effect on cash	$43,345	$(162,155)

The Company has nominal assets and has generated minimal revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations. Our financial statements indicate that without additional capital, there is substantial doubt as to our ability to continue as a going concern.

Plan of Operations

The Company currently does not engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury.

During the next twelve months we anticipate incurring costs related to:

(i) filing of Exchange Act reports, and

(ii) costs relating to consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

The Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Kevin R. Keating, our sole officer and director, has had contact or discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Item 3. Controls and Procedures.

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (the “SEC”) rules and forms.

There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 22, 2007, the Company sold 63,900,000 shares of its common stock, par value $.001 per share (the “Common Stock”) to KI Equity Partners IV, LLC (“KI Equity”) at a purchase price of $0.01 per share and aggregate consideration of $639,000.

On February 27, 2007, the Company issued 1,700,000 shares of Common Stock to Garisch Financial, Inc. (“GFI”) for consulting services rendered to the Company valued at $17,000, or $0.01 per share.

On February 27, 2007, the Company also issued 1,700,000 shares of Common Stock to Kevin R. Keating, our sole officer and director, for services rendered to the Company valued at $17,000, or $0.01 per share.

The shares of Common Stock issued to KI Equity, GFI and Kevin R. Keating were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

The Company granted demand and piggyback registration rights to KI Equity, GFI and Kevin R. Keating with respect to the above shares of Common Stock, pursuant to the those Registration Rights Agreements attached hereto as Exhibits 2.2, 10.2 and 10.4, respectively.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information.

Effective February 26, 2007, the Company entered into a consulting agreement (the “Consulting Agreement”) with GFI and KI Equity, pursuant to which GFI shall provide KI Equity and the Company certain services, including but not limited to conducting due diligence investigations, assisting in the preparation of SEC filings, structuring, evaluating and executing business transactions, business combinations and mergers, recommending and advising on corporate and strategic matters, and reviewing financial and accounting matters. In consideration for these services, GFI shall receive a cash payment of $25,000 and 1,700,000 shares of Common Stock, to be valued at $17,000. GFI shall also be reimbursed for any out-of-pocket expenses incurred by GFI in connection with its services, provided such expenses are approved in advance. As of the date of the Consulting Agreement, GFI had provided all of the services and received all compensation under the Consulting Agreement. As of the date hereof, the Company has no outstanding obligations under the Consulting Agreement. A copy of the Consulting Agreement is attached hereto as Exhibit 10.1.

Effective February 27, 2007, the Company entered into a management agreement (the “Management Agreement”) with Vero Management, L.L.C., a Delaware limited liability company (“Vero”), pursuant to which Vero shall provide a broad range of managerial and administrative services to the Company including, but not limited to, assistance in the preparation and maintenance of the Company’s financial books and records, the filing of various reports with the appropriate regulatory agencies as are required by State and Federal rules and regulations, the administration of matters relating to the Company’s shareholders including responding to various information requests from shareholders as well as the preparation and distribution to shareholders of relevant Company materials, and to provide office space, corporate identity, telephone and fax services, mailing, postage and courier services. In exchange for Vero’s services to the Company, the Company shall pay Vero a monthly fee equal to $1,000. The initial term of the Management Agreement is twelve months and may be terminated upon written notice by either party at any time. At the end of the initial twelve month term, the Management Agreement will continue to remain in effect until terminated in writing by either party. A copy of the Management Agreement is attached hereto as Exhibit 10.3.

Kevin R. Keating, our sole officer and director, owns and controls Vero and is the father of Timothy J. Keating, the principal member of Keating Investments, LLC. Keating Investments, LLC is the managing member of KI Equity, the controlling stockholder of the Company. Timothy J. Keating is the manager of KI Equity.

On April 12, 2007, the Company filed a Certificate of Amendment to its Articles of Incorporation, pursuant to which it changed its authorized capital stock (the “Amendment”). The Amendment increased the authorized number of shares of Common Stock from 100,000,000 shares to 200,000,000 shares. The Amendment also authorized 10,000,000 shares of preferred stock, with a par value of $0.001 per share, with such powers, designations, preferences and relative, participating, optional and other special rights, and the qualifications, limitations and restrictions, as the Board of Directors may from time to time fix (the “Preferred Stock”). The Amendment was approved by the Board of Directors on March 5, 2007. Also on March 5, 2007, the owner of record of 70,000,000 shares of Common Stock, representing approximately 84.5% of the outstanding voting securities of the Company, executed and delivered to the Company a written consent authorizing and approving the Amendment. A copy of the Amendment is attached hereto as Exhibit 3.2.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description

*2.1	Securities Purchase Agreement by and between Frezer, Inc. and KI Equity Partners IV, LLC, dated February 1, 2007

**2.2	Registration Rights Agreement by and between Frezer, inc. and KI Equity Partners IV, LLC, dated February 22, 2007

**2.3	Indemnity Agreement by and among Frezer, Inc., David R. Koos, Brian Pockett, Geoffrey O’Neill and Bombardier Pacific Ventures, Inc., dated February 22, 2007

**2.4	Release Agreement by and among Frezer, Inc., David R. Koos, Brian F. Pockett, Geoffrey O’Neill and Bombardier Pacific Ventures, Inc., dated February 22, 2007

***3.1	Certificate of Incorporation

****3.2	Certificate of Amendment of Articles of Incorporation

***3.3	By-Laws

10.1	Consulting Agreement by and among the Company, KI Equity Partners IV, LLC and Garisch Financial, Inc., dated February 26, 2007

10.2	Registration Rights Agreement by and between the Company and Garisch Financial, Inc., dated February 27, 2007

10.3	Management Agreement by and between the Company and Vero Management, LLC, dated February 27, 2007

10.4	Registration Rights Agreement by and between the Company and Kevin R. Keating, dated February 27, 2007

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 2, 2007, and incorporated herein by this reference.

**	Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 23, 2007, and incorporated herein by this reference.

***	Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on June 1, 2005, and incorporated herein by this reference.

****	Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 16, 2007, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2007	FREZER, INC.

	By:	/s/ Kevin R. Keating
Name: Kevin R. Keating
Title: President