Form 10QSB
period 2007-06-30
FREZER, INC.
filed 2007-08-07
CIK 1328888

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-51336

Frezer, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	20-2777600
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

936A Beachland Boulevard, Suite 13
Vero Beach, FL	32963
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (772) 231-7544

None
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 82,834,064 shares of common stock, par value $.001 per share, outstanding as of August 7, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

FREZER, INC.

- INDEX -

Page

PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements	F-1

Condensed Balance Sheets as of June 30, 2007 (Unaudited) and December 31, 2006	F-2

Condensed Statements of Operations for the Three and Six Months Ended June 30, 2007 and 2006 (Unaudited) and for the Cumulative Period from May 2, 2005 (Inception) to June 30, 2007 (Unaudited)	F-3

Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the Cumulative Period from May 2, 2005 (Inception) to June 30, 2007 (Unaudited)	F-4

Condensed Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006 (Unaudited) and for the Cumulative Period from May 2, 2005 (Inception) to June 30, 2007 (Unaudited)	F-5

Notes to Condensed Financial Statements (Unaudited)	F-6

Item 2. Management's Discussion and Analysis or Plan of Operation	1

Item 3. Controls and Procedures	3

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	3

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	3

Item 3. Defaults Upon Senior Securities	3

Item 4. Submission of Matters to a Vote of Security Holders	3

Item 5. Other Information	4

Item 6. Exhibits	4

Signatures	5

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Statements made in this Form 10-QSB (the “Quarterly Report”) that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements often can be identified by the use of terms such as "may", "will", "expect", "believe", "anticipate", "estimate", "approximate", or "continue", or the negative thereof. Frezer, Inc. (“we”, “our”, “us” or the "Company") intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital and unexpected costs. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Frezer, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	June 30,	December 31,
	2007	2006
	(Unaudited)

Assets

Current assets
Cash and cash equivalents	$31,327	$230
Prepaid expenses and other assets	-	10,834

Total current assets	31,327	11,064

Deposits	-	3,942

Total assets	$31,327	$15,006

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$-	$4,547
Accrued expenses	6,000	13,377
Accrued interest	-	2,557
Notes payable	-	86,145

Total current liabilities	6,000	106,626

Stockholders' equity (deficit)
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares
authorized; 82,834,064 and 22,974,064 shares issued
and outstanding, respectively	82,834	22,974
Additional paid-in capital	1,553,237	1,240,097
(Deficit) accumulated during the development stage	(1,610,744)	(1,354,691)

Total stockholders' equity (deficit)	25,327	(91,620)

Total liabilities and stockholders' equity (deficit)	$31,327	$15,006

The accompanying notes are an integral part of these condensed financial statements.

Frezer, Inc.
(A Development Stage Company)
Condensed Statements of Operations

					Cumulative
					Period From
	Six Months Ended		Three Months Ended		May 2, 2005
	June 30,		June 30,		(Inception) To
	2007	2006	2007	2006	June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-	$-

Operating expenses
Research and development	-	171,340	-	86,930	392,412
General and administrative	170,491	459,318	14,593	296,617	1,135,046

Total operating expenses	170,491	630,658	14,593	383,547	1,527,458

Loss from operations	(170,491)	(630,658)	(14,593)	(383,547)	(1,527,458)

Other income (expense)
Interest income	-	1,745	-	1,739	2,802
Interest (expense)	(3,659)	-	-	-	(6,446)
Other income	309,623	-	-	-	311,884
Other (expense)	(391,526)	-	-	-	(391,526)

Net (loss)	$(256,053)	$(628,913)	$(14,593)	$(381,808)	$(1,610,744)

Net (loss) per share - basic and diluted	NIL	$(.05)	NIL	$(.03)

Weighted average number of shares of outstanding - basic and diluted	69,022,462	12,271,661	82,834,064	15,143,185

The accompanying notes are an integral part of these condensed financial statements.

Frezer, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders’ Equity (Deficit)
For the Cumulative Period From May 2, 2005 (Inception) to June 30, 2007 (Unaudited)

				Deficit
				Accumulated	Total
			Additional	during the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balances at May 2, 2005	-	$-	$-	$-	$-
Issuance of common stock for cash and services
rendered at $0.008 per share on May 4, 2005	5,935,315	5,936	44,264	-	50,200
Issuance of common stock for services rendered
at $0.01 per share on May 4, 2005	100,000	100	900	-	1,000
Issuance of common stock for cash at $0.15 per
share on November 10, 2005	1,650,000	1,650	245,850	-	247,500
Issuance of common stock for cash at $0.30 per
share on November 23, 2005	333,333	333	99,667	-	100,000
Issuance of common stock for services rendered
at $0.19 per share on December 10, 2005	57,916	58	11,129	-	11,187
Net (loss)	-	-	-	(308,703)	(308,703)
Balances at December 31, 2005	8,076,564	$8,077	$401,810	$(308,703)	$101,184

Issuance of common stock for cash at $0.30 per
share on February 23, 2006	500,000	500	149,500	-	150,000
Issuance of common stock for services rendered
at $0.10 per share on February 23, 2006	187,500	187	18,563	-	18,750
Issuance of common stock for services rendered
at $0.03 per share on March 16, 2006	6,100,000	6,100	177,334	-	183,434
Issuance of common stock for services rendered
at $0.30 per share on May 23, 2006	670,000	670	200,330	-	201,000
Issuance of common stock in lieu of compensation
at $0.04 per share on December 21, 2006	7,440,000	7,440	292,560	-	300,000
Net (loss)	-	-	-	(1,045,988)	(1,045,988)
Balances at December 31, 2006	22,974,064	$22,974	$1,240,097	$(1,354,691)	$(91,620)

Return of common stock originally issued on
December 21, 2006 in lieu of compensation
on January 26, 2007	(7,440,000)	(7,440)	(292,560)	-	(300,000)
Issuance of common stock for cash at $0.01 per
share on February 9, 2007	63,900,000	63,900	575,100	-	639,000
Issuance of common stock for services rendered
at $0.01 per share on February 27, 2007	3,400,000	3,400	30,600	-	34,000
Net (loss)	-	-	-	(256,053)	(256,053)
Balances at June 30, 2007	82,834,064	$82,834	$1,553,237	$(1,610,744)	$25,327

The accompanying notes are an integral part of these condensed financial statements.

Frezer, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows

			Cumulative
			Period From
	Six Months Ended		May 2, 2005
	June 30,		(Inception) To
	2007	2006	June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net (loss)	$(256,053)	$(628,913)	$(1,610,744)
Adjustments to reconcile net (loss) to net
cash (used in) operating activities:
Common stock issued for services	34,000	219,750	265,937
Reversal of accrued payroll and other liabilities	(309,623)	-	(309,623)
Write-off of prepaid expenses and other assets	14,775	-	14,775
Depreciation expense	-	-	1,180
Changes in operating assets and liabilities:
Restricted cash	-	-	-
Prepaid expenses and other assets	-	(57,312)	(10,834)
Accounts payable	(1,090)	4,001	3,457
Accrued expenses	(1,210)	(117,660)	12,167
Accrued interest	(2,557)	-	-

Net cash provided by (used in)
operating activities	(521,758)	(580,134)	(1,633,685)

Cash Flows From Investing Activities
Issuance of notes and other receivables
to related parties	-	(10,099)	-
Purchase of property and equipment	-		(1,180)
Increase in deposit	-	-	(3,942)

Net cash (used in) investing activities	-	(10,099)	(5,122)

Cash Flows From Financing Activities
Proceeds from borrowings on notes payable	9,998	-	96,143
Repayment of notes payable	(96,143)	-	(96,143)
Proceeds from issuance of common stock	639,000	150,000	1,186,700
Common stock issued for accrued payroll	-	183,434	483,434

Net cash provided by financing activities	552,855	333,434	1,670,134

Net increase (decrease) in cash and cash equivalents	31,097	(256,799)	31,327

Cash and cash equivalents, beginning of period	230	264,932	-

Cash and cash equivalents, end of period	$31,327	$8,133	$31,327

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$6,216	$-	$6,216
Supplemental Disclosure of Non-Cash
Financing Transactions
Return of common stock issued in lieu of compensation	$300,000	$-	$300,000

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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company’s annual financial statements for the year ending December 31, 2006. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The Company recommends that the accompanying financial statements for the interim period be read in conjunction with the financial statements and notes for the year ending December 31, 2006 included in the Company’s Annual Report on Form 10-KSB as filed on or about February 22, 2007.

Organization and Business
The Company was incorporated in the State of Nevada on May 2, 2005.  The Company was previously a wholly owned subsidiary of BMXP Holdings, Inc., then known as Bio- Matrix Scientific Group, Inc. (“BMXG”), a Delaware Corporation engaged primarily in the development of medical devices. The Board of Directors of BMXG voted to distribute all Shares of Frezer common stock held by BMXG to holders of BMXG common stock of record as of May 31, 2005, which was the record date. These stockholders received one share of Frezer common stock for every one share of BMXG common stock held on the record date. The distribution was paid on June 15, 2005.

From inception to July 11, 2006, the Company’s objective was to operate in the field of stem cell banking and regenerative medicine. On July 11, 2006, the Company’s Board of Directors unanimously approved resolutions to abandon all plans to develop a stem cell banking facility and market that facility's services.

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

Following the change in control, Kevin R. Keating, the Company’s new President, Secretary and sole director, commenced an investigation to determine whether to continue or to cease the present operations of the Company. To date, there has been no formal decision to terminate operations; however, Mr. Keating determined it to be in the best interests of the Company to suspend its operations pending the results of the investigation. In the meantime, the Company’s current business strategy is to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long- term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Frezer, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements

Basis of Presentation
To date, the Company has not earned revenues from its principle operations and as a result is currently in the development stage as defined by Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises (“SFAS No. 7”).

Going Concern
Since inception, the Company has generated no revenues and has incurred a cumulative operating loss of $1,527,458 and a cumulative net loss of $1,610,744. Since inception, the Company has also been dependent upon the receipt of capital investment or other financing to fund its operations. The Company currently has no source of operating revenue, and has only limited working capital with which to pursue its business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for the Company to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying condensed financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Fair Value of Financial Instruments
The Company's financial instruments are comprised of accrued expenses. The carrying amounts of financial instruments approximate fair value due to their short maturities.

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

Comprehensive Loss
Comprehensive loss is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive loss includes net loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the three and six months ended June 30, 2007 and for the cumulative period from May 2, 2005 (Inception) to June 30, 2007, the Company’s comprehensive loss was the same as its net loss.

Recently Issued Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”).  The purpose of SFAS 157 is to provide users of financial statements with better information about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings for the period. SFAS No. 157 also provides guidance on the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. This changes the definition of fair value to be the price that would be received to sell an asset or paid to transfer a liability, an exit price, as opposed to the price that would be paid to  acquire the asset or received to assume the liability, an entry price.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods with those fiscal years (e.g., January 1, 2008, for calendar year-end entities).

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

Frezer, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements

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

Immediately prior to the Closing, David R. Koos, the former Chairman and Chief Executive Officer of Frezer (“Koos”), Brian F. Pockett, the former Chief Operating Officer of Frezer (“Pockett”), Geoffrey O’Neill, the former President of Frezer (“O’Neill”) and Bombardier Pacific Ventures, Inc., a Nevada corporation controlled by Koos (“Bombardier”) (collectively, the “Principals”) entered into a certain indemnity agreement with Frezer (“Indemnity Agreement”). Under the Indemnity Agreement, the Principals agreed to indemnify and hold Frezer harmless from all liabilities and obligations related to the period prior to Closing (“Damages”). Except for indemnity claims related to taxes, Frezer is not entitled to indemnification for any Damages in excess of $499,700 (“Cap”), and no demand or claim for indemnification may be made after the second anniversary of the Closing (the “Claim Period”). As consideration for providing the indemnification, the Company agreed to pay the Principals an aggregate sum of $376,750. At the Closing, the Principals were paid $351,750, in the aggregate, and the remaining $25,000 was initially held in escrow for a period of ninety (90) days following the Closing to satisfy any indemnification claims pursuant to the Indemnity Agreement (“Indemnity Escrow”). In June of 2007, the remaining $25,000 that was initially held in escrow was released to the Principles.

Following the execution of the Indemnity Agreement, the Company recorded the $376,750 aggregate sum to be paid to the Principles as Other (Expense) in February of 2007.

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

Following the execution of the Release Agreement, the Company reversed $300,000 of previously accrued compensation due to Koos, Pockett and O’Neill, accounting for the reversal of the liability as Other Income in February of 2007.

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

Frezer, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements

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

5.	Stockholders’ Equity (Deficit)

In April of 2007, the Company amended its Articles of Incorporation to increase its authorized capital stock. The amendment increased the authorized common stock from 100,000,000 shares, with a par value of $0.001 per share, to 200,000,000 shares, with a par value of $0.001 per share. The amendment also authorized 10,000,000 shares of preferred stock, with a par value of $0.001 per share, with such powers, designations, preferences and relative, participating, optional and other special rights, and the qualifications, limitations and restrictions, as the Board of Directors may from time to time fix. Prior to the amendment, Frezer did not have a class of preferred stock authorized.

As of June 30, 2007, there were 82,834,064 shares of common stock issued and outstanding and zero shares of preferred stock issued and outstanding.

On May 4, 2005, Company issued 6,035,315 shares of common stock in exchange for $50,200 in cash and services rendered valued at $1,000 to Bio-Matrix Scientific Group, Inc., its former parent company.

On November 10, 2005, the Company issued 1,650,000 shares of common stock at $0.15 per share for total proceeds of $247,500.

Frezer, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements

On November 23, 2005, the Company issued 333,333 shares of common stock at $0.30 per share for total proceeds of $100,000.

On December 10, 2005, the Company issued 57,916 shares of common stock as compensation for services rendered valued at $11,187, or approximately $0.19 per share..

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

Frezer, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements

Kevin R. Keating owns and controls Vero and is also the sole officer and director of the Company. The terms of Management Agreement were determined based on terms which the Company believes would be available to it from third parties on an arms’ length basis.

Kevin R. Keating is the father of Timothy J. Keating, the principal member of Keating Investments, LLC. Keating Investments, LLC is the managing member of KI Equity Partners IV, LLC (“KI Equity”), the controlling stockholder of the Company. Timothy J. Keating is the manager of KI Equity.

For the three and six months ending June 30, 2007, the Company recorded $6,000 and $8,000, respectively, of managerial and administrative expenses associated with this agreement which are included as a component of general and administrative expenses in the accompanying condensed statements of operations.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Since July 11, 2006, Frezer, Inc. (“we”, “us”, “our”, the “Company” or the “Registrant”) had been focused on the development and marketing of intellectual property relating to the Cryo-Chip, which may be used to provide an extensive line of stem cells for research and development, and the development and marketing of intellectual property relating to Cryogenic Storage tank modifications for increased storage capacity.

Kevin R. Keating, our President, Secretary and sole director, has commenced an investigation to determine whether to continue or to cease the present operations of the Company. As of the date hereof, there has been no formal decision to terminate operations; however, Mr. Keating determined it to be in the best interests of the Company to suspend its operations pending the results of the investigation. In the meantime, our current business strategy is to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Results of Operations

For the three and six months ending June 30, 2007, the Company had no activities that produced revenues from operations.

For the three months ending June 30, 2007, the Company had a net loss of $(14,593), as compared with a net loss of $(381,808) for the corresponding period in 2006. For the three months ending June 30, 2007, the Company incurred $(14,593) of operating expenses, comprised of (a) legal, accounting, audit and other professional service fees of $(8,109) incurred in relation to the filing of the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2007 filed in May of 2007, (b) management fees of $(6,000) incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC, and (c) other miscellaneous operating expenses of $(484). For the three months ending June 30, 2006, the Company incurred $(383,547) of operating expenses, primarily comprised of executive salaries and research and development expenses.

For the six months ending June 30, 2007, the Company had a net loss of $(256,053), as compared with a net loss of $(628,913) for the corresponding period in 2006. For the six months ending June 30, 2007, the Company incurred $(170,491) of operating expenses, comprised of (a) professional fees paid to attorneys, accountants and other consultants and service providers totaling $(146,650) related to the reorganization and change of management which occurred in February of 2007 and the filing of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 filed in February of 2007, (b) legal, accounting, audit and other professional service fees of $(8,109) incurred in relation to the filing of the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2007 filed in May of 2007, (c) management fees of $(8,000) incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC, and (d) other miscellaneous operating expenses of $(7,732). For the six months ending June 30, 2006, the Company incurred $(630,658) of operating expenses, primarily comprised of executive salaries and research and development expenses.

For the six months ending June 30, 2007, the Company incurred $(391,526) of other non-operating expenses, comprised of $(376,750) of payments made to the Company’s former executive officers under the terms of an indemnity agreement and $(14,776) related to the write-off of miscellaneous prepaid expenses and other assets. There were no non-operating expenses incurred during the corresponding period in 2006.

For the six months ending June 30, 2007, the Company recorded $309,623 of other non-operating income, comprised of $300,000 of previously accrued compensation due to the Company’s former executive officers that was forgiven upon execution of a liability release agreement and $9,623 of previously accrued miscellaneous expenses that were also forgiven upon execution of a liability release agreement. There were no non-operating income items during the corresponding period in 2006.

Liquidity and Capital Resources

As of June 30, 2007, the Company had assets equal to $31,327, comprised exclusively of cash and cash equivalents. The Company’s current liabilities as of June 30, 2007 were $6,000, comprised exclusively of accrued expenses.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2007 and 2006:

	Six months ended June 30,
	2007	2006

Operating activities	$(521,758)	$(580,134)
Investing activities	-	$(10,099)
Financing activities	$552,855	333,434

Net effect on cash	$31,097	$(256,799)

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

(ii) consummating an acquisition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information.

On April 12, 2007, the Company filed a Certificate of Amendment to its Articles of Incorporation, pursuant to which it changed its authorized capital stock (the “Amendment”). The Amendment increased the authorized number of shares of common stock, par value $0.0001 per share (the “Common Stock”) from 100,000,000 shares to 200,000,000 shares. The Amendment also authorized 10,000,000 shares of preferred stock, with a par value of $0.001 per share, with such powers, designations, preferences and relative, participating, optional and other special rights, and the qualifications, limitations and restrictions, as the Board of Directors may from time to time fix (the “Preferred Stock”). The Amendment was approved by the Board of Directors on March 5, 2007. Also on March 5, 2007, the owner of record of 70,000,000 shares of Common Stock, representing approximately 84.5% of the outstanding voting securities of the Company, executed and delivered to the Company a written consent authorizing and approving the Amendment. A copy of the Amendment is attached hereto as Exhibit 3.2.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit	Description

*3.1	Articles of Incorporation.

**3.2	Certificate of Amendment of Articles of Incorporation.

*3.3	By-Laws.

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on June 1, 2005, and incorporated herein by this reference.

**	Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 16, 2007, and incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 7, 2007	FREZER, INC.

	By:	/s/ Kevin R. Keating
Name: Kevin R. Keating
Title: President