Form 10QSB
period 2007-09-30
FREZER, INC.
filed 2007-11-14
CIK 1328888

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-51336

Frezer, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

20-2777600
(I.R.S. Employer Identification Number)

936A Beachland Blvd., Suite 13, Vero Beach, FL 32963
(Address of Principal Offices)

(772) 231-7544
(Issuer’s Telephone Number)

No change
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 82,834,064 shares of common stock, par value $.001 per share, outstanding as of November 13, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

FREZER, INC.

- INDEX -

Page
PART I – FINANCIAL INFORMATION:

Item 1. Condensed Financial Statements	F-1

Condensed Balance Sheets as of September 30, 2007 (Unaudited) and December 31, 2006	F-2

Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2007 and 2006 (Unaudited) and for the Cumulative Period from May 2, 2005 (Inception) to September 30, 2007 (Unaudited)
F-3

Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the Cumulative Period from May 2, 2005 (Inception) to September 30, 2007 (Unaudited)	F-4

Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006 (Unaudited) and for the Cumulative Period from May 2, 2005 (Inception) to September 30, 2007 (Unaudited)	F-5

Notes to Condensed Financial Statements (Unaudited)	F-6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3. Controls and Procedures	3

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings	4

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	4

Item 3. Defaults Upon Senior Securities	4

Item 4. Submission of Matters to a Vote of Security Holders	4

Item 5. Other Information	4

Item 6. Exhibits	4

Signatures	6

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Statements made in this Form 10-QSB (the "Quarterly Report") that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements often can be identified by the use of terms such as "may", "will", "expect", "believe", "anticipate", "estimate", "approximate", or "continue", or the negative thereof. Frezer, Inc. (“we”, “us”, “our” or the "Company") intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital and unexpected costs. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Frezer, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	September 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$20,265	$230
Prepaid expenses and other assets	-	10,834

Total current assets	20,265	11,064

Deposits	-	3,942

Total assets	$20,265	$15,006

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$-	$4,547
Accrued expenses	4,500	13,377
Accrued interest	-	2,557
Notes payable	-	86,145

Total current liabilities	4,500	106,626

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 82,834,064 and 22,974,064 shares issued and outstanding, respectively	82,834	22,974
Additional paid-in capital	1,553,237	1,240,097
(Deficit) accumulated during the development stage	(1,620,306)	(1,354,691)

Total stockholders' equity (deficit)	15,765	(91,620)

Total liabilities and stockholders' equity (deficit)	$20,265	$15,006

The accompanying notes are an integral part of these condensed financial statements.

Frezer, Inc.
(A Development Stage Company)
Condensed Statements of Operations

					Cumulative
					Period From
	Three Months Ended		Nine Months Ended		May 2, 2005
	September 30,		September 30,		(Inception) To
	2007	2006	2007	2006	September 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-	$-

Operating expenses
Research and development	-	105,436	-	276,776	392,412
General and administrative	9,562	126,216	180,053	585,534	1,144,608

Total operating expenses	9,562	231,652	180,053	862,310	1,537,020

Loss from operations	(9,562)	(231,652)	(180,053)	(862,310)	(1,537,020)

Other income (expense)
Interest income	-	1,057	-	2,802	2,802
Interest (expense)	-	(901)	(3,659)	(901)	(6,446)
Other income	-	2,261	309,623	2,261	311,884
Other (expense)	-	-	(391,526)	-	(391,526)

Net (loss)	$(9,562)	$(229,235)	$(265,615)	$(858,148)	$(1,620,306)

Net (loss) per share - basic and diluted	NIL*	$(.01)	NIL*	$(.06)

Weighted average number of shares of outstanding - basic and diluted	82,834,064	15,534,064	73,676,921	13,371,079

* Less than $.01 per share

The accompanying notes are an integral part of these condensed financial statements.

Frezer, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders’ Equity (Deficit)
For the Cumulative Period from May 2, 2005 (Inception) to September 30, 2007
(Unaudited)

				Deficit
				Accumulated
			Additional	during the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)
Balances at May 2, 2005	-	$-	$-	$-	$-
Issuance of common stock for cash and services rendered at $0.008 per share on May 4, 2005	5,935,315	5,936	44,264	-	50,200
Issuance of common stock for services rendered at $0.01 per share on May 4, 2005	100,000	100	900	-	1,000
Issuance of common stock for cash at $0.15 per share on November 10, 2005	1,650,000	1,650	245,850	-	247,500
Issuance of common stock for cash at $0.30 per share on November 23, 2005	333,333	333	99,667	-	100,000
Issuance of common stock for services rendered at $0.19 per share on December 10, 2005	57,916	58	11,129	-	11,187
Net (loss)	-	-	-	(308,703)	(308,703)
Balances at December 31, 2005	8,076,564	$8,077	$401,810	$(308,703)	$101,184

Issuance of common stock for cash at $0.30 per share on February 23, 2006	500,000	500	149,500	-	150,000
Issuance of common stock for services rendered at $0.10 per share on February 23, 2006	187,500	187	18,563	-	18,750
Issuance of common stock for services rendered at $0.03 per share on March 16, 2006	6,100,000	6,100	177,334	-	183,434
Issuance of common stock for services rendered at $0.30 per share on May 23, 2006	670,000	670	200,330	-	201,000
Issuance of common stock in lieu of compensation at $0.04 per share on December 21, 2006	7,440,000	7,440	292,560	-	300,000
Net (loss)	-	-	-	(1,045,988)	(1,045,988)
Balances at December 31, 2006	22,974,064	$22,974	$1,240,097	$(1,354,691)	$(91,620)

Return of common stock originally issued on December 21, 2006 in lieu of compensation on January 26, 2007	(7,440,000)	(7,440)	(292,560)	-	(300,000)
Issuance of common stock for cash at $0.01 per share on February 9, 2007	63,900,000	63,900	575,100	-	639,000
Issuance of common stock for services rendered at $0.01 per share on February 27, 2007	3,400,000	3,400	30,600	-	34,000
Net (loss)	-	-	-	(265,615)	(265,615)
Balances at September 30, 2007	82,834,064	$82,834	$1,553,237	$(1,620,306)	$15,765

The accompanying notes are an integral part of these condensed financial statements.

Frezer, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows

			Cumulative
			Period From
	Nine Months Ended		May 2, 2005
	September 30,		(Inception) To
	2007	2006	September 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net (loss)	$(265,615)	$(858,148)	$(1,620,306)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Common stock issued for services	34,000	219,750	265,937
Reversal of accrued payroll and other liabilities	(309,623)	-	(309,623)
Write-off of prepaid expenses and other assets	14,775	-	14,775
Depreciation expense	-	1,180	1,180
Changes in operating assets and liabilities:
Prepaid expenses and other assets	-	(20,774)	(10,834)
Accounts payable	(1,090)	5,676	3,457
Accrued expenses	(2,710)	2,889	10,667
Accrued interest	(2,557)	671	-

Net cash provided by (used in) operating activities	(532,820)	(648,756)	(1,644,747)

Cash Flows From Investing Activities
Repayment of notes and other receivables from related parties	-	10,000	-
Purchase of property and equipment	-		(1,180)
Increase in deposit	-	(3,942)	(3,942)

Net cash provided by (used in) investing activities	-	6,058	(5,122)

Cash Flows From Financing Activities
Proceeds from borrowings on notes payable	9,998	48,658	96,143
Repayment of notes payable	(96,143)	-	(96,143)
Proceeds from issuance of common stock	639,000	150,000	1,186,700
Common stock issued for accrued payroll	-	183,434	483,434

Net cash provided by financing activities	552,855	382,092	1,670,134

Net increase (decrease) in cash and cash equivalents	20,035	(260,606)	20,265

Cash and cash equivalents, beginning of period	230	264,932	-

Cash and cash equivalents, end of period	$20,265	$4,326	$20,265

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$6,216	$-	$6,216
Supplemental Disclosure of Non-Cash FinancingTransactions
Return of common stock issued in lieu of compensation	$300,000	$-	$300,000

The accompanying notes are an integral part of these condensed financial statements.

Frezer, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
September 30, 2007

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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company’s annual financial statements for the year ending December 31, 2006. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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
September 30, 2007

Basis of Presentation
To date, the Company has not earned revenues from its principle operations and as a result is currently in the development stage as defined by Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises (“SFAS No. 7”).

Going Concern
Since inception, the Company has generated no revenues and has incurred a cumulative operating loss of $1,537,020 and a cumulative net loss of $1,620,306. Since inception, the Company has also been dependent upon the receipt of capital investment or other financing to fund its operations. The Company currently has no source of operating revenue, and has only limited working capital with which to pursue its business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for the Company to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Frezer, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
September 30, 2007

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

Comprehensive Loss
Comprehensive loss is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive loss includes net loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the three and nine months ended September 30, 2007 and for the cumulative period from inception May 2, 2005 to September 30, 2007, the Company’s comprehensive loss was the same as its net loss.

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

Frezer, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
September 30, 2007

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

Immediately prior to the Closing, David R. Koos, the former Chairman and Chief Executive Officer of Frezer (“Koos”), Brian F. Pockett, the former Chief Operating Officer of Frezer (“Pockett”), Geoffrey O’Neill, the former President of Frezer (“O’Neill”) and Bombardier Pacific Ventures, Inc., a Nevada corporation controlled by Koos (“Bombardier”) (collectively, the “Principals”) entered into a certain indemnity agreement with Frezer (“Indemnity Agreement”). Under the Indemnity Agreement, the Principals have agreed to indemnify and hold Frezer harmless from all liabilities and obligations related to the period prior to Closing (“Damages”). Except for indemnity claims related to taxes, Frezer is not entitled to indemnification for any Damages in excess of $499,700 (“Cap”), and no demand or claim for indemnification may be made after second anniversary of the Closing (the “Claim Period”). As consideration for providing the indemnification, the Company agreed to pay the Principals an aggregate sum of $376,750. At the Closing, the Principals were paid $351,750, in the aggregate, and the remaining $25,000 was held in escrow for a period of ninety (90) days following the Closing to satisfy any indemnification claims pursuant to the Indemnity Agreement (“Indemnity Escrow”). In June of 2007, the remaining $25,000 that was initially held in escrow was released to the Principles.

Following the execution of the Indemnity Agreement, the Company recorded the $376,750 aggregate sum to be paid to the Principles as Other (Expense) in the accompanying condensed statement of operations.

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
September 30, 2007

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

Frezer, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
September 30, 2007

These amendments became effective upon the filing of the Certificate of Amendment to the Articles of Incorporation with the Nevada Secretary of State on April 12, 2007.

As of September 30, 2007, there were 82,834,064 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.

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
September 30, 2007

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

Effective February 27, 2007, the Company entered into a management agreement (“Management Agreement”) with Vero Management, L.L.C., a Delaware limited liability company (“Vero”) under which Vero had agreed to provide a broad range of managerial and administrative services to the Company including, but not limited to, assistance in the preparation and maintenance of the Company’s financial books and records, the filing of various reports with the appropriate regulatory agencies as are required by State and Federal rules and regulations, the administration of matters relating to the Company’s shareholders including responding to various information requests from shareholders as well as the preparation and distribution to shareholders of relevant Company materials, and to provide office space, corporate identity, telephone and fax services, mailing, postage and courier services for a fixed fee of $2,000 per month, for an initial period of twelve months. At the end of the initial twelve month term, the agreement will continue to remain in effect until terminated in writing by either party.

Effective July 1, 2007, the Management Agreement was amended to reduce the monthly fixed fee to $1,000 per month.

Kevin R. Keating owns and controls Vero and is also the sole officer and director of the Company. The terms of the Management Agreement were determined based on terms which the Company believes would be available to it from third parties on an arms’ length basis.

Kevin R. Keating is the father of Timothy J. Keating, the principal member of Keating Investments, LLC. Keating Investments, LLC is the managing member of KI Equity Partners IV, LLC (“KI Equity”), the controlling stockholder of the Company. Timothy J. Keating is the manager of KI Equity/

For the three and nine months ended September 30, 2007, the Company recorded $3,000 and $11,000, respectively, of managerial and administrative expenses associated with this agreement which are included as a component of general and administrative expenses in the accompanying condensed statement of operations.

7.	Subsequent Event

On November 7, 2007, the Company entered into a letter of intent (the “Letter of Intent”) with Breakthrough Venture Corp. (“Breakthrough”), pursuant to which the Company intends to combine with Breakthrough either through a merger between Breakthrough and a wholly owned subsidiary of the Company, or an exchange of shares of stock of Breakthrough for shares of common stock (“Common Stock”) of the Company (the “Merger”).

The Letter of Intent provides that a condition to the closing of the merger (the “Closing”) will be the completion of a private placement of securities raising gross proceeds of at least $14 million (the “Offering”). Breakthrough will engage a placement agent for the Offering, and the parties desire the Offering to be completed no later than March 15, 2008.

Frezer, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
September 30, 2007

The Letter of Intent contemplates that after the Merger, the shareholders of Breakthrough immediately prior to the Closing, along with new investors in the Offering, will hold 96% of the fully-diluted Common Stock of the Company, the stockholders of the Company immediately prior to the Closing will hold 3.6% of the fully-diluted Common Stock of the Company, and a consultant will hold 0.4% of the fully-diluted Common Stock of the Company.

The Letter of Intent further contemplates that, as a condition to the Merger, certain current shareholders of the Company will receive piggyback registration rights with respect to all shares of Common Stock owned by them. Even if registered, the shares held by one of these shareholders would be subject to a lock-up permitting sale starting six months after the effectiveness of the registration statement with respect to shares underlying securities issued in the Offering.

The completion of the Merger is subject to certain conditions to closing, including but not limited to, the negotiation and execution of various agreements, the delivery of audited financial statements of Breakthrough prepared in accordance with GAAP, and required board, stockholder and member approvals.

Subject to the satisfaction of the above conditions and other customary conditions, the Merger is expected to close by March 15, 2008. However, there can be no assurance that the Merger will be completed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Since July 11, 2006, Frezer, Inc. (“we”, “us”, “our” or the “Company”) had been focused on the development and marketing of intellectual property relating to the Cryo-Chip, which may be used to provide an extensive line of stem cells for research and development, and the development and marketing of intellectual property relating to Cryogenic Storage tank modifications for increased storage capacity.

Kevin R. Keating, our President, Secretary and sole director, has commenced an investigation to determine whether to continue or to cease the present operations of the Company. As of the date hereof, there has been no formal decision to terminate operations; however, Mr. Keating determined it to be in the best interests of the Company to suspend its operations pending the results of the investigation. In the meantime, our current business strategy is to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to consummate the Merger (as defined below) and achieve long-term growth potential through the Merger or, in the event the Merger is not consummated, some other combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Results of Operations

For the three and nine months ending September 30, 2007, the Company had no activities that produced revenues from operations.

For the three months ending September 30, 2007, the Company had a net loss of $(9,562), as compared with a net loss of $(229,235) for the corresponding period in 2006. For the three months ending September 30, 2007, the Company incurred $(9,562) of operating expenses, comprised of (a) legal, accounting, audit and other professional service fees of $(6,104) incurred in relation to the filing of the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2007 filed in August of 2007, (b) management fees of $(3,000) incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC (“Vero”), and (c) other miscellaneous operating expenses of $(458). For the three months ending September 30, 2006, the Company incurred $(231,652) of operating expenses, primarily comprised of executive salaries and research and development expenses.

For the nine months ending September 30, 2007, the Company had a net loss of $(265,615), as compared with a net loss of $(858,148) for the corresponding period in 2006. For the nine months ending September 30, 2007, the Company incurred $(180,053) of operating expenses, comprised of (a) professional fees paid to attorneys, accountants and other consultants and service providers totaling $(146,650) related to the reorganization and change of management which occurred in February of 2007 and the filing of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 filed in February of 2007, (b) legal, accounting, audit and other professional service fees of $(14,213) incurred in relation to the filing of the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2007 filed in May of 2007 and Quarterly Report on Form 10-QSB for the period ended June 30, 2007 filed in August of 2007, (c) management fees of $(11,000) incurred in relation to a broad range of managerial and administrative services provided by Vero, and (d) other miscellaneous operating expenses of $(8,190). For the nine months ending September 30, 2006, the Company incurred $(862,310) of operating expenses, primarily comprised of executive salaries and research and development expenses.

For the nine months ending September 30, 2007, the Company incurred $(391,526) of other non-operating expenses, comprised of $(376,750) of payments made to the Company’s former executive officers under the terms of an indemnity agreement and $(14,776) related to the write-off of miscellaneous prepaid expenses and other assets. There were no non-operating expenses incurred during the corresponding period in 2006.

For the nine months ending September 30, 2007, the Company recorded $309,623 of other non-operating income, comprised of $300,000 of previously accrued compensation due to the Company’s former executive officers that was forgiven upon execution of a liability release agreement and $9,623 of previously accrued miscellaneous expenses that were also forgiven upon execution of a liability release agreement. For the nine months ending September 30, 2006, the Company recorded $2,261 of other non-operating income, comprised of miscellaneous non-operating income items.

Liquidity and Capital Resources

As of September 30, 2007, the Company had assets equal to $20,265, comprised exclusively of cash and cash equivalents. The Company’s current liabilities as of September 30, 2007 were $4,500, comprised exclusively of accrued expenses.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the nine months ended September, 2007 and 2006:

	Nine months ended September,
	2007	2006

Operating activities	$(532,820)	$(648,756)
Investing activities	-	$6,058
Financing activities	$552,855	$382,092

Net effect on cash	$20,035	$(260,606)

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

During the next twelve months we anticipate incurring costs related to:

(i) filing of reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and
(ii) consummating an acquisition.

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

Kevin R. Keating, our sole officer and director, has had contact and discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

On November 7, 2007, the Company entered into a letter of intent (the “Letter of Intent”) with Breakthrough Venture Corp. (“Breakthrough”), pursuant to which the Company intends to combine with Breakthrough either through a merger between Breakthrough and a wholly owned subsidiary of the Company, or an exchange of shares of stock of Breakthrough for shares of our common stock, par value $0.001 per share (the “Common Stock”) (the “Merger”). The parties intend to begin preparation of agreements necessary for the Merger. A detailed description of the Letter of Intent and contemplated Merger is contained in our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on November 13, 2007.

A copy of the Letter of Intent is attached hereto as Exhibit 2.1. There can be no assurances that the Merger or any similar transaction contemplated under the terms of the Letter of Intent will ever be consummated.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Controls and Procedures.

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the sole officer and director, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information.

Effective February 27, 2007, the Company entered into a management agreement (the “Management Agreement”) with Vero whereby Vero will provide the Company with a broad range of managerial and administrative services for a fixed fee of $2,000 per month, for an initial period of twelve months. At the end of the initial twelve month term, the agreement will continue to remain in effect until terminated in writing by either party. Effective July 1, 2007, the Management Agreement was amended to reduce the monthly fixed fee to $1,000 per month.

On November 7, 2007, the Company entered into a letter of intent (the “Letter of Intent”) with Breakthrough Venture Corp. (“Breakthrough”), pursuant to which the Company intends to combine with Breakthrough either through a merger between Breakthrough and a wholly owned subsidiary of the Company, or an exchange of shares of stock of Breakthrough for shares of our common stock, par value $0.001 per share (the “Common Stock”) (the “Merger”). The parties intend to begin preparation of agreements necessary for the Merger. A detailed description of the Letter of Intent and contemplated Merger is contained in our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on November 13, 2007.

A copy of the Letter of Intent is attached hereto as Exhibit 2.1. There can be no assurances that the Merger or any similar transaction contemplated under the terms of the Letter of Intent will ever be consummated.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit	Description

*2.1	Letter of Intent, dated November 7, 2007.

**3.1	Articles of Incorporation.

***3.2	Certificate of Amendment of Articles of Incorporation.

**3.3	By-Laws.

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 13, 2007, and incorporated herein by this reference.

**	Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on June 1, 2005, and incorporated herein by this reference.

***	Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 16, 2007, and incorporated herein by this reference.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2007	FREZER, INC.

	By:	/s/ Kevin R. Keating
	Name:	Kevin R. Keating
	Title:	President