Form 10KSB
period 2007-12-31
FREZER, INC.
filed 2008-03-28
CIK 1328888

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 0-51336

Frezer, Inc.
(Exact name of registrant as specified in its charter)

Nevada	02-2777600
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

190 Lakeview Way
Vero Beach, FL	32963
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code:
(772) 231-7544

Former name, address and former fiscal year, if changed since last report:
936A Beachland Blvd., Suite 13
Vero Beach, FL 32963

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. ☐

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

The Company’s revenues for fiscal year end December 31, 2007 were $0.

As of March 26, 2008, there were approximately 4,141,703 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-KSB are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Frezer, Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I

Item 1. Description of Business.

Introduction and History

Frezer, Inc. (“we”, “us”, “our”, or the “Company”) was incorporated in the State of Nevada on May 2, 2005 and maintains its principal executive offices at 190 Lakeview Way, Vero Beach, FL 32963. The Company was previously a wholly owned subsidiary of BMXP Holdings, Inc., then known as Bio-Matrix Scientific Group, Inc. (“BMXG”), a Delaware corporation engaged primarily in the development of medical devices. The board of directors of BMXG voted to distribute all shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), held by BMXG to holders of BMXG common stock of record as of May 31, 2005. On June 15, 2005, these stockholders received one share of the Company’s Common Stock for each share of BMXG common stock.

On June 1, 2005, the Company filed a registration statement on Form 10-SB with the Securities and Exchange Commission (the “SEC”). Upon effectiveness of such registration statement, the Company has been subject to the reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

From inception to July 11, 2006 the Company’s objective was to operate in the field of stem cell banking and regenerative medicine. However, on July 11, 2006, the Company’s board of directors (the “Board of Directors”) unanimously approved resolutions to abandon all plans to develop a stem cell banking facility and market that facility's services.

Commencing on July 11, 2006, the Company shifted its focus to (i) the development and marketing of intellectual property relating to the Cryo-Chip, which can be used to provide an extensive line of stem cells for research and development, and (ii) the development and marketing of intellectual property relating to Cryogenic Storage tank modifications for increased storage capacity.

Change in Control

On February 1, 2007, the Company and KI Equity Partners IV, LLC (“KI Equity”), a Delaware limited liability company, entered into a securities purchase agreement (the “Purchase Agreement”) pursuant to which the Company sold 63,900,000 shares of Common Stock for an aggregate purchase price of $639,000 to KI Equity. The Company sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of Securities Act of 1933, as amended (the “Securities Act”) and/or Rule 506 of Regulation D promulgated thereunder. The closing of the transactions under the Purchase Agreement occurred on February 22, 2007. A copy of the Purchase Agreement is attached hereto as Exhibit 2.1. Additionally, KI Equity purchased an aggregate of 6,100,000 shares of Common Stock from Brian F. Pockett, the former Chief Operating Officer of the Company (“Pockett”), Geoffrey O’Neill, the former President of the Company (“O’Neill”) and Bombardier Pacific Ventures, Inc., a Nevada corporation controlled by David R. Koos, the former Chairman and Chief Executive Officer of Frezer (“Bombardier”) (collectively, the “Former Principals”) for an aggregate purchase price equal to $61,000. As a result of KI Equity’s purchase of the aggregate of 70,000,000 shares of Common Stock, the Company experienced a change in control (the “Change in Control”).

In connection with the Change in Control, the Company granted certain demand and piggyback registration rights to KI Equity with respect to its shares of Common Stock. At the closing of the Change in Control (the “Closing”), the Company and KI Equity entered into a registration rights agreement (the “Registration Rights Agreement”) granting the foregoing registration rights. A copy of the Registration Rights Agreement is attached hereto as Exhibit 4.1.

Immediately prior to the Closing, the Former Principals entered into a certain indemnity agreement with the Company (the “Indemnity Agreement”). Under the Indemnity Agreement, the Former Principals agreed to indemnify and hold the Company harmless from all liabilities and obligations related to the period prior to Closing (“Damages”). Except for indemnity claims related to taxes, the Company was not entitled to indemnification for any Damages in excess of $499,700, and no demand or claim for indemnification may be made after second anniversary of the Closing. As consideration for providing the indemnification, the Company agreed to pay the Principals an aggregate sum of $376,750, of which $25,000 was held in escrow for ninety days following the Closing to satisfy any indemnification claims pursuant to the Indemnity Agreement. A copy of the Indemnity Agreement is attached hereto as Exhibit 2.2.

In connection with the Purchase Agreement, and as a condition to the Closing, the Principals agreed to terminate any and all agreements and contracts with the Company and irrevocably release the Company from any and all debts, liabilities and obligations, pursuant to the terms and conditions of a certain release agreement (the “Release Agreement”) which was executed at the Closing. A copy of the Release Agreement is attached hereto as Exhibit 2.3.

Effective as of the Closing, in accordance with the terms of the Purchase Agreement, the existing officers and directors of the Company resigned, and Kevin R. Keating was appointed as the President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer and sole director of the Company. The principal executive office of the Company was moved to 936A Beachland Boulevard, Suite 13, Vero Beach, FL 32963, and has since been moved to the Company’s current location at 190 Lakeview Way, Vero Beach, FL 32963.

Current Business

Following the Change in Control, Kevin R. Keating commenced an investigation to determine whether to continue or to cease the then-present operations of the Company. Mr. Keating determined it to be in the best interests of the Company to permanently suspend its operations.

The Company, based on proposed business activities, is currently a “blank check” company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

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

Proposed Merger

On November 7, 2007, the Company entered into a letter of intent (the “Letter of Intent”) with Breakthrough Venture Corp. (“Breakthrough”), pursuant to which the Company intends to combine with Breakthrough either through a merger between Breakthrough and a wholly owned subsidiary of the Company, or an exchange of shares of stock of Breakthrough for shares of Common Stock (the “Merger”). A detailed description of the Letter of Intent and the Merger is contained in our Current Report on Form 8-K filed with the SEC on November 13, 2007. A copy of the Letter of Intent is attached hereto as Exhibit 10.1. The Company has begun preparation of certain agreements necessary to effectuate the Merger, however, as of the date hereof, the Company has not entered into any definitive agreements. There can be no assurances that the Merger or any similar transaction contemplated under the terms of the Letter of Intent will ever be consummated.

Competition

In the event the Merger is not consummated, the Company will continue to seek a potential business combination with a private company seeking the perceived advantages of being a publicly held corporation. The Company will face vast competition from other shell companies with the same objectives. The Company will be in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Employees

The Company currently has no employees other than its sole officer.

Risk Factors
You should carefully review and consider the following risks as well as all other information contained in this Annual Report on Form 10-KSB, including our financial statements and the notes to those statements. The following risks and uncertainties are not the only ones facing us. Additional risks and uncertainties of which we are currently unaware or which we believe are not material also could materially adversely affect our business, financial condition, results of operations, or cash flows. To the extent any of the information contained in this annual report constitutes forward-looking information, the risk factors set forth below are cautionary statements identifying important factors that could cause our actual results for various financial reporting periods to differ materially from those expressed in any forward-looking statements made by or on our behalf and could materially adversely effect our financial condition, results of operations or cash flows.

There may be conflicts of interest between our management and our non-management stockholders.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders. In addition, our management is currently involved with other blank check companies, and in the pursuit of business combinations, conflicts with such other blank check companies with which it is, and may in the future become, affiliated, may arise. If we and the other blank check companies that our management is affiliated with desire to take advantage of the same opportunity, then those members of management that are affiliated with both companies would abstain from voting upon the opportunity. In the event of identical officers and directors, the officers and directors will arbitrarily determine the company that will be entitled to proceed with the proposed transaction.

Additionally, at least one of the finders of business combinations for the Company is Keating Investments, LLC, a Delaware limited liability company and an SEC Registered Investment Advisor. Timothy J. Keating, who beneficially owns 84.5% of our issued and outstanding Common Stock and is also the son of Kevin R. Keating, our President, is the Managing Member of, and holds approximately a 60% interest in, Keating Investments, LLC.

We have a limited operating history.

We have a limited operating history and no revenues or earnings from operations since inception, and there is a risk that we will be unable to continue as a going concern and consummate a business combination. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of the Merger or some other business combination with a private company. This may result in our incurring a net operating loss that will increase unless we consummate the Merger or a business combination with a profitable business. We cannot assure you that we will consummate the Merger or, in the event we do not, that we can identify a suitable business opportunity and consummate a business combination, or that any such business will be profitable at the time of its acquisition by us or ever.

We have incurred and may continue to incur losses.

Since May 2, 2005 (inception) through December 31, 2007, we have incurred a net loss of $1,633,296. We expect that we will incur losses at least until we complete the Merger or some other business combination with an operating business and perhaps after such a combination as well. There can be no assurance that we will complete the Merger or other business combination with an operating business or that we will ever be profitable.

The Company has an existing Letter of Intent to effect the Merger; however, there can be no assurance that such Merger is consummated.

On November 7, 2007, we entered into the Letter of Intent with Breakthrough. While we are seeking to consummate the Merger in the second fiscal quarter of 2008, we can provide no assurance that the Merger will close at that time or at any time thereafter.

In the event the Merger is not consummated, the Company will resume its efforts in locating a private company with which it may merge.

If we do not consummate the Merger, we can provide no assurances that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. We cannot guarantee that we will be able to negotiate a business combination on favorable terms.

There is competition for those private companies suitable for a merger transaction of the type contemplated by management.

The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The nature of our operations is highly speculative, and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete the Merger of some other business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, management anticipates devoting very limited time to the Company's affairs. Our sole officer has not entered into a written employment agreement with us and is not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with the SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

The Company may be subject to further government regulation which would adversely affect our operations.

Although we are subject to the reporting requirements under the Exchange Act, management believes we are not subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we are not engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign company, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

The Company may be subject to certain tax consequences in our business, which may increase our cost of doing business.

We may not be able to structure the Merger or our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

Our business will have no revenue unless and until we merge with or acquire an operating business.

         We are a development stage company and have had no revenue from operations. We do not expect to realize any revenue unless and until we successfully merge with or acquire an operating business.

Our stockholders may have a minority interest in the Company following the Merger or other business combination with an operating business.

If we consummate the Merger or business combination with a company with a value in excess of the value of our Company and issue shares of Common Stock to the stockholders of such company as consideration for merging with us, our stockholders would own less than 50% of the Company after the business combination. The stockholders of the acquired company would therefore be able to control the election of our Board of Directors and control our Company.

There is no active trading market in our securities

Although our Common Stock is quoted on the OTCBB, there is no active trading in the stock. A trading market may not develop and stockholders may not be able to liquidate their investment without considerable delay. If a market should develop, the price of our stock may be highly volatile.

Liquidity of certain shares of our Common Stock issued is limited.

Certain shares of our Common Stock that were issued after we became a “shell company” (as defined in Rule 12b-2 under the Exchange Act) (the “Shell Company Common Stock”) are not registered under the securities laws of any state or other jurisdiction, and cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. Shares of the Shell Company Common Stock cannot be sold under the exemptions from registration provided by Rule 144 under (“Rule 144”) or Section 4(1) of the Securities Act, in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission’s Division of Corporation Finance, to Ken Worm of NASD Regulation, dated January 21, 2000 (the “Wulff Letter”). The Wulff Letter provides that certain private transfers of the shares of common stock also may be prohibited without registration under federal securities laws. The SEC changed certain aspects of the Wulff Letter and such changes apply retroactively to our stockholders. Since February 15, 2008, all holders of shares of common stock of a “shell company” have been permitted to sell their shares of common stock under Rule 144, subject to certain restrictions, starting one year after (i) the completion of a business combination with a private company in a reverse merger or reverse takeover transaction after which the company would cease to be a “shell company” (as defined in Rule 12b-2 under the Exchange Act) and (ii) the disclosure of certain information on a Current Report on Form 8-K within four business days thereafter.

Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

There are issues impacting liquidity of the Shell Company Common Stock with respect to the SEC’s review of a future resale registration statement.

The Shell Company Common Stock cannot currently, nor will it for a considerable period of time after we complete a business combination, be available to be offered, sold, pledged or otherwise transferred without being registered pursuant to the Securities Act. Therefore, we will likely file a resale registration statement on Form S-1, or some other available form, to register for resale such Shell Company Common Stock. We cannot control this future registration process in all respects as some matters are outside our control. Even if we are successful in causing the effectiveness of the resale registration statement, there can be no assurances that the occurrence of subsequent events may not preclude our ability to maintain the effectiveness of the registration statement. Any of the foregoing items could have adverse effects on the liquidity of the Shell Company Common Stock.

In addition, the SEC has recently disclosed that it has developed internal informal guidelines concerning the use of a resale registration statement to register the securities issued to certain investors in private investment in public equity (PIPE) transactions, where the issuer has a market capitalization of less than $75 million and, in general, does not qualify to file a Registration Statement on Form S-3 to register its securities if the issuer’s securities are listed on the Over-the-Counter Bulletin Board or on the Pink Sheets. The SEC has taken the position that these smaller issuers may not be able to rely on Rule 415 under the Securities Act (“Rule 415”), which generally permits the offer and sale of securities on a continued or delayed basis over a period of time, but instead would require that the issuer offer and sell such securities in a direct or "primary" public offering, at a fixed price, if the facts and circumstances are such that the SEC believes the investors seeking to have their shares registered are underwriters and/or affiliates of the issuer. It appears that the SEC in most cases will permit a registration for resale of up to one third of the total number of shares of common stock then currently owned by persons who are not affiliates of such issuer and, in some cases, a larger percentage depending on the facts and circumstances. Staff members also have indicated that an issuer in most cases will have to wait until the later of six months after effectiveness of the first registration or such time as substantially all securities registered in the first registration are sold before filing a subsequent registration on behalf of the same investors. Since, following a reverse merger or business combination, we may have little or no tradable shares of Shell Company Common Stock, it is unclear as to how many, if any, shares of Shell Company Common Stock the SEC will permit us to register for resale, but SEC staff members have indicated a willingness to consider a higher percentage in connection with registrations following reverse mergers with shell companies such as the Company. The SEC may require as a condition to the declaration of effectiveness of a resale registration statement that we reduce or “cut back” the number of shares of Shell Company Common Stock to be registered in such registration statement. The result of the foregoing is that a stockholder’s liquidity in Shell Company Common Stock may be adversely affected in the event the SEC requires a cut back of the securities as a condition to allow the Company to rely on Rule 415 with respect to a resale registration statement, or, if the SEC requires us to file a primary registration statement.

The Company may be subject to certain tax consequences in our business, which may increase our cost of doing business.

We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

The Company intends to issue more shares in a merger or acquisition, which will result in substantial dilution.

         We are authorized to issue a maximum of 200,000,000 shares of Common Stock and a maximum of 10,000,000 shares of preferred stock, par value $.001 per share (the “Preferred Stock”). Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of Common Stock held by our then existing stockholders. Moreover, the Common Stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of Common Stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of Common Stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of Common Stock might be materially and adversely affected.

Because we may seek to complete a business combination through a “reverse merger”, following such a transaction we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we will assist a privately held business to become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our Common Stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

Our controlling stockholders may engage in a transaction to cause the Company to repurchase their shares of Common Stock.

In order to provide an interest in the Company to a third party, our controlling stockholders may choose to cause the Company to sell Company securities to third parties, with the proceeds of such sale being utilized by the Company to repurchase shares of Common Stock held by the stockholders. As a result of such transaction, our management, stockholders and Board of Directors may change.

Item 2. Description of Property.

Effective February 27, 2007, the Company entered into a management agreement with Vero Management, L.L.C., a Delaware limited liability company (“Vero”), pursuant to which Vero shall provide office space, located at 190 Lakeview Way, Vero Beach, FL 32963, and other services for a fixed monthly fee of $1,000 for an initial period of twelve months. At the end of the initial twelve month term, the agreement will continue to remain in effect until terminated in writing by either party. Kevin R. Keating, the sole officer and director of the Company, owns and controls Vero.

Item 3. Legal Proceedings.

Presently, there are no material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Common Stock

The Company is authorized to issue 200,000,000 shares of Common Stock, pursuant to the Certificate of Amendment to its Articles of Incorporation filed with the State of Nevada on April 12, 2007 (the “Amendment”). The Amendment was approved by the Board of Directors and the record owner of 70,000,000 shares of Common Stock, representing approximately 84.5% of the outstanding voting securities of the Company. A copy of the Amendment is attached hereto as Exhibit 3.2.

Our Common Stock was approved for quotation on the OTCBB on September 28, 2006 and currently trades under the symbol FREZ. Our Common Stock previously traded on the OTCBB under the symbol FRZR.

The following table shows the high and low closing price of the Company's Common Stock for each quarterly period for last two fiscal years as reported by the OTCBB for the periods indicated:

For the Fiscal Year Ended on December 31, 2006
	High	Low
Quarter Ended March 31, 2006	N/A	N/A
Quarter Ended June 30, 2006	N/A	N/A
Quarter Ended September 30, 2006	N/A	N/A
Quarter Ended December 31, 2006	$1.00	$0.08

For the Fiscal Year Ended on December 31, 2007

	High*	Low*
Quarter Ended March 31, 2007	0.21	0.09
Quarter Ended June 30, 2007	0.20	0.12
Quarter Ended September 30, 2007	0.13	0.04
Quarter Ended December 31, 2007	$0.12	$0.04

The quotations set forth in the table above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. As of March 26, 2008, there were approximately 547 holders of record of our Common Stock.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock, pursuant to the Amendment. The Company has not yet issued any of the Preferred Stock.

Dividend Policy

We did not pay dividends during the fiscal year ended December 31, 2007. We do not expect to declare dividends for the immediate future.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

During the period covered by this Annual Report, we have issued the following unregistered securities which have not been previously reported under this Item. None of these transactions involved any underwriters, underwriting discounts or commissions, except as specified below, or any public offering, and we believe that each transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder.

On February 22, 2007, the Company issued 63,900,000 shares of Common Stock to KI Equity for aggregate proceeds equal to $639,000. The Company sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

On February 27, 2007, the Company issued 1,700,000 shares of Common Stock to Garisch Financial, Inc. (“GFI”) for consulting services rendered to the Company valued at $17,000, or $0.01 per share. On February 27, 2007, the Company also issued 1,700,000 shares of Common Stock to Kevin R. Keating, our sole officer and director, for services rendered to the Company valued at $17,000, or $0.01 per share. The Company sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

Reverse Stock Split

On January 10, 2008 (the “Record Date”), the Board of Directors adopted and holders of a majority of our issued and outstanding shares of Common Stock approved, by written consent, a resolution authorizing the Board of Directors to effect a reverse stock split of our outstanding Common Stock to be effected in the next twelve months in an amount equal to 1-for-20 (the “Reverse Split”). The Board of Directors had the discretion, as it determined to be in the best interests of the Company and its stockholders, to effect the Reverse Split within twelve months of the Record Date.  On January 30, 2008, the Company issued a definitive information statement (the “Information Statement”) outlining the Reverse Split processes to holders of the Company’s outstanding shares of Common Stock as of the close of business on the Record Date, pursuant to Rule 14c-2 under the Exchange Act. A copy of the Information Statement was filed with the SEC on January 30, 2008.

On February 26, 2008 (the “Effective Date”), the Board of Directors effected the Reverse Split. Accordingly, the number of issued and outstanding shares of Common Stock was reduced in accordance with the exchange ratio of the Reverse Split.  Under the recapitalization structure, the 82,834,064 issued and outstanding shares of Common Stock were reverse split resulting in approximately 4,141,703 shares of Common Stock issued and outstanding post- recapitalization. This figure does not take into account such additional shares that shall be outstanding as a result of the special treatment provided for certain stockholders, as described below, to preserve round lot stockholders.  The par value of the Common Stock remains unchanged as does the number of authorized shares of Common Stock.  The Board of Directors effected the Reverse Split more than 20 days after the mailing date of the information statement on the Record Date. No further action on the part of stockholders was required to effect the Reverse Split.

The Company’s Board of Directors approved special treatment of stockholders of record as of the Record Date holding fewer than 2,000 shares of Common Stock to prevent those stockholders from holding less than 100 shares after the Reverse Split (the “Special Treatment”). Accordingly, stockholders who held less than 2,000 shares but at least 100 shares of Common Stock as of the Record Date, and who continued to hold such shares as of the Effective Date received 100 shares of Common Stock.  Stockholders who held less than 2,000 shares but at least 100 shares after the Record Date, and who continued to hold such shares as of the Effective Date were not afforded the Special Treatment. No fractional shares were issued for any fractional share interest created by the Reverse Split. Any stockholder who would have otherwise received a fractional share instead received a full share of Common Stock for any fractional share interests created by the Reverse Split.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation

The Company currently does not engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury.

During the next twelve months we anticipate incurring costs related to:

(i) filing of reports under the Exchange Act, and

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

Pursuant to the Letter of Intent, the Company presently intends to combine with Breakthrough either through the merger of Breakthrough and a wholly owned subsidiary of the Company, or through an exchange of shares of stock of Breakthrough for shares of Common Stock. There can be no assurances that the Merger or any similar transaction contemplated under the terms of the Letter of Intent will ever be consummated.

Results of Operations

For the year ended December 31, 2007 the Company had no activities that produced revenues from operations.

For the year ended December 31, 2007, the Company had a net loss of $(278,605), as compared with a net loss of $(1,045,988) for the corresponding period in 2006. For the ended December 31, 2007, the Company incurred $(193,043) of operating expenses, comprised of (a) professional fees paid to attorneys, accountants and other consultants and service providers totaling $(146,650) related to the reorganization and change of management which occurred in February of 2007 and the filing of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 filed in February of 2007, (b) legal, accounting, audit and other professional service fees of $(19,449) incurred in relation to the filing of the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2007 filed in May of 2007, the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2007 filed in August of 2007 and the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2007 filed in November 2007, (c) management fees of $(14,000) incurred in relation to a broad range of managerial and administrative services provided by Vero, and (d) other miscellaneous operating expenses of $(12,944). For the year ended December 31, 2006, the Company incurred $(1,048,264) of operating expenses, primarily comprised of executive salaries and research and development expenses.

For the year ended December 31, 2007, the Company incurred $(391,526) of other non-operating expenses, comprised of $(376,750) of payments made to the Company’s former executive officers under the terms of an indemnity agreement and $(14,776) related to the write-off of miscellaneous prepaid expenses and other assets. There were no non-operating expenses incurred during the corresponding period in 2006.

For the year ended December 31, 2007, the Company recorded $309,623 of other non-operating income, comprised of $300,000 of previously accrued compensation due to the Company’s former executive officers that was forgiven upon execution of a liability release agreement and $9,623 of previously accrued miscellaneous expenses that were also forgiven upon execution of a liability release agreement. For the year ended December 31, 2006, the Company recorded $2,261 of other non-operating income, comprised of miscellaneous non-operating income items.

Liquidity and Capital Resources

As of December 31, 2007, the Company had assets equal to $5,775, comprised exclusively of cash and cash equivalents. The Company’s current liabilities as of December 31, 2007 totaled $3,000, comprised exclusively accrued management fees.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Year Ended December 31, 2007	Cumulative Period From May 2, 2005 (Inception) to December 31, 2007
Net cash used in operating activities	$(547,310)	$(1,659,237)
Net cash used in investing activities	-	$(5,122)
Net cash provided by financing activities	$552,855	$1,670,134

Net effect on cash	$5,545	$5,775

The Company has nominal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7. Financial Statements.

Frezer, Inc.
(A Development Stage Company)
Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2007 and 2006	F-3

Statements of Operations for the Years Ended December 31, 2007 and 2006 and for the Cumulative Period from May 2, 2005 (Inception) to December 31, 2007	F-4

Statement of Changes in Stockholders’ Equity (Deficit) for the Cumulative Period from May 2, 2005 (Inception) to December 31, 2007	F-5

Statements of Cash Flows for the Years Ended December 31, 2007 and 2006 and for the Cumulative Period from May 2, 2005 (Inception) to December 31, 2007	F-6

Notes to Financial Statements	F-7

Chang G. Park, CPA, Ph. D.
t 371 E STREET t CHULA VISTA t CALIFORNIA 91910-2615t
t TELEPHONE (858)722-5953 t FAX (858) 761-0341 t FAX (858) 764-5480
t E-MAIL changgpark@gmail.com t

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Frezer, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Frezer, Inc. (A Development Stage “Company”) as of December 31, 2007 and 2006 and the related statements of operations, changes in shareholders’ equity and cash flows for the years then ended, and for the period of May 2, 2005 (inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Frezer, Inc. as of December 31, 2007 and 2006, and the result of its operations and its cash flows for the years then ended and for the period of May 2, 2005 (inception) to December 31, 2007 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Chang Park

CHANG G. PARK, CPA

February 18, 2008
San Diego, CA. 91910

Member of the California Society of Certified Public Accountants
Registered with the Public Company Accounting Oversight Board

Frezer, Inc.
(A Development Stage Company)
Balance Sheets

	December 31,	December 31,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$5,775	$230
Prepaid expenses and other assets	-	10,834

Total current assets	5,775	11,064
Deposits	-	3,942

Total assets	$5,775	$15,006

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$-	$4,547
Accrued expenses	3,000	13,377
Accrued interest	-	2,557
Notes payable	-	86,145

Total current liabilities	3,000	106,626

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares
authorized; 82,834,064 and 22,974,064 shares issued
and outstanding, respectively	82,834	22,974
Additional paid-in capital	1,553,237	1,240,097
(Deficit) accumulated during the development stage	(1,633,296)	(1,354,691)

Total stockholders' equity (deficit)	2,775	(91,620)

Total liabilities and stockholders' equity (deficit)	$5,775	$15,006

The accompanying notes are an integral part of these financial statements.

Frezer, Inc.
(A Development Stage Company)
Statements of Operations

	Year Ended December 31,		Cumulative Period From May 2, 2005 (Inception) To
	2007	2006	December 31, 2007

Revenue	$-	$-	$-

Operating expenses
Research and development	-	392,412	392,412
General and administrative	193,043	655,852	1,157,598

Total operating expenses	193,043	1,048,264	1,550,010

Loss from operations	(193,043)	(1,048,264)	(1,550,010)

Other income (expense)
Interest income	-	2,802	2,802
Interest (expense)	(3,659)	(2,787)	(6,446)
Other income	309,623	2,261	311,884
Other (expense)	(391,526)	-	(391,526)

Net (loss)	$(278,605)	$(1,045,988)	$(1,633,296)

Net (loss) per share - basic and diluted	NIL*	$(.07)

Weighted average number of shares of outstanding - basic and diluted	75,985,023	14,120,105

* Less than $.01 per share

The accompanying notes are an integral part of these financial statements.

Frezer, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders’ Equity (Deficit) For the Cumulative Period From May 2, 2005 (Inception) to December 31, 2007

	Common Stock		Additional Paid-In	Deficit Accumulated during the Development	Total Stockholders' Equity
	Shares	Amount	Capital	Stage	(Deficit)
Balances at May 2, 2005	-	$-	$-	$-	$-
Issuance of common stock for cash and services
rendered at $0.008 per share on May 4, 2005	5,935,315	5,936	44,264	-	50,200
Issuance of common stock for services rendered
at $0.01 per share on May 4, 2005	100,000	100	900	-	1,000
Issuance of common stock for cash at $0.15 per
share on November 10, 2005	1,650,000	1,650	245,850	-	247,500
Issuance of common stock for cash at $0.30 per
share on November 23, 2005	333,333	333	99,667	-	100,000
Issuance of common stock for services rendered
at $0.19 per share on December 10, 2005	57,916	58	11,129	-	11,187
Net (loss)	-	-	-	(308,703)	(308,703)
Balances at December 31, 2005	8,076,564	$8,077	$401,810	$(308,703)	$101,184

Issuance of common stock for cash at $0.30 per
share on February 23, 2006	500,000	500	149,500	-	150,000
Issuance of common stock for services rendered
at $0.10 per share on February 23, 2006	187,500	187	18,563	-	18,750
Issuance of common stock for services rendered
at $0.03 per share on March 16, 2006	6,100,000	6,100	177,334	-	183,434
Issuance of common stock for services rendered
at $0.30 per share on May 23, 2006	670,000	670	200,330	-	201,000
Issuance of common stock in lieu of compensation
at $0.04 per share on December 21, 2006	7,440,000	7,440	292,560	-	300,000
Net (loss)	-	-	-	(1,045,988)	(1,045,988)
Balances at December 31, 2006	22,974,064	$22,974	$1,240,097	$(1,354,691)	$(91,620)

Return of common stock originally issued on
December 21, 2006 in lieu of compensation
on January 26, 2007	(7,440,000)	(7,440)	(292,560)	-	(300,000)
Issuance of common stock for cash at $0.01 per
share on February 9, 2007	63,900,000	63,900	575,100	-	639,000
Issuance of common stock for services rendered
at $0.01 per share on February 27, 2007	3,400,000	3,400	30,600	-	34,000
Net (loss)	-	-	-	(278,605)	(278,605)
Balances at December 31, 2007	82,834,064	$82,834	$1,553,237	$(1,633,296)	$2,775

The accompanying notes are an integral part of these financial statements.

Frezer, Inc.
(A Development Stage Company)
Statements of Cash Flows

	Year Ended December 31,		Cumulative Period From May 2, 2005 (Inception) To
	2007	2006	December 31, 2007

Cash Flows From Operating Activities
Net (loss)	$(278,605)	$(1,045,988)	$(1,633,296)
Adjustments to reconcile net (loss) to net
cash (used in) operating activities:
Common stock issued for services	34,000	219,750	265,937
Reversal of accrued payroll and other liabilities	(309,623)	-	(309,623)
Write-off of prepaid expenses and other assets	14,775	-	14,775
Depreciation expense	-	1,180	1,180
Changes in operating assets and liabilities:
Prepaid expenses and other assets	-	13,451	(10,834)
Accounts payable	(1,090)	(2,236)	3,457
Accrued expenses	(4,210)	(179,053)	9,167
Accrued interest	(2,557)	2,557	-
Net cash provided by (used in)
operating activities	(547,310)	(990,339)	(1,659,237)
Cash Flows From Investing Activities
Repayment of notes and other receivables
from related parties	-	10,000	-
Purchase of property and equipment	-		(1,180)
Increase in deposit	-	(3,942)	(3,942)
Net cash provided by (used in) investing activities	-	6,058	(5,122)
Cash Flows From Financing Activities
Proceeds from borrowings on notes payable	9,998	86,145	96,143
Repayment of notes payable	(96,143)	-	(96,143)
Proceeds from issuance of common stock	639,000	150,000	1,186,700
Common stock issued for accrued payroll	-	483,434	483,434
Net cash provided by financing activities	552,855	719,579	1,670,134
Net increase (decrease) in cash and cash equivalents	5,545	(264,702)	5,775
Cash and cash equivalents, beginning of period	230	264,932	-
Cash and cash equivalents, end of period	$5,775	$230	$5,775

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$6,216	$-	$6,216
Supplemental Disclosure of Non-Cash
Financing Transactions
Return of common stock issued in lieu of compensation	$300,000	$-	$300,000

The accompanying notes are an integral part of these financial statements.

Frezer, Inc.
(A Development Stage Company)
Notes to Financial Statements

1.	Organization and Basis of Presentation

Frezer, Inc. (the “Company” or “Frezer”) was incorporated in the State of Nevada on May 2, 2005. The Company was previously a wholly owned subsidiary of BMXP Holdings, Inc., then known as Bio- Matrix Scientific Group, Inc. (“BMXG”), a Delaware Corporation engaged primarily in the development of medical devices. The Board of Directors of BMXG voted to distribute all Shares of Frezer common stock held by BMXG to holders of BMXG common stock of record as of May 31, 2005, which was the record date. These stockholders received one share of Frezer common stock for every one share of BMXG common stock held on the record date. The distribution was paid on June 15, 2005.

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

Going Concern

Since inception, the Company has generated no revenues and has incurred a cumulative operating loss of $1,550,010 and a cumulative net loss of $1,633,296. Since inception, the Company has also been dependent upon the receipt of capital investment or other financing to fund its operations. The Company currently has no source of operating revenue, and has only limited working capital with which to pursue its business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for the Company to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Frezer, Inc.
(A Development Stage Company)
Notes to Financial Statements

The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Frezer, Inc.
(A Development Stage Company)
Notes to Financial Statements

Comprehensive Loss

Comprehensive loss is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive loss includes net loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the year ended December 31, 2007 and for the cumulative period from inception May 2, 2005 to December 31, 2007, the Company’s comprehensive loss was the same as its net loss.

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which gives companies the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. The FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In December 2007, the FASB issued SFAS No. 141 (revised December 2007), “Business Combinations” (“SFAS 141R”), which replaces FASB Statement No. 141, “Business Combinations.” This statement requires an acquirer to recognize identifiable assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their full fair values at that date, with limited exceptions. Assets and liabilities assumed that arise from contractual contingencies as of the acquisition date must also be measured at their acquisition-date full fair values. SFAS 141R requires the acquirer to recognize goodwill as of the acquisition date, and in the case of a bargain purchase business combination, the acquirer shall recognize a gain. Acquisition-related costs are to be expensed in the periods in which the costs are incurred and the services are received. Additional presentation and disclosure requirements have also been established to enable financial statement users to evaluate and understand the nature and financial effects of business combinations. SFAS 141R is to be applied prospectively for acquisition dates on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 requires non-controlling interests to be treated as a separate component of equity, rather than a liability or other item outside of equity. This statement also requires the amount of consolidated net income attributable to the parent and the non-controlling interest to be clearly identified and presented on the face of the income statement. Changes in a parent’s ownership interest, as long as the parent retains a controlling financial interest, must be accounted for as equity transactions, and should a parent cease to have a controlling financial interest, SFAS 160 requires the parent to recognize a gain or loss in net income. Expanded disclosures in the consolidated financial statements are required by this statement and must clearly identify and distinguish between the interest of the parent’s owners and the interests of the non-controlling owners of a subsidiary. SFAS 160 is to be applied prospectively for fiscal years beginning on or after December 15, 2008, with the exception of presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.

Frezer, Inc.
(A Development Stage Company)
Notes to Financial Statements

The adoption of these new Statements, when effective, is not expected to have a material effect on the Company’s financial position, results of operations, or cash flow.

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

Frezer, Inc.
(A Development Stage Company)
Notes to Financial Statements

Following the execution of the Indemnity Agreement, the Company recorded the $376,750 aggregate sum to be paid to the Principles as Other (Expense) in the accompanying statement of operations.

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

Following the execution of the Release Agreement, the Company reversed $300,000 of previously accrued compensation due to Koos, Pockett and O’Neill, accounting for the reversal of the liability as Other Income in the accompanying statement of operations.

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

As of December 31, 2007, there were 82,834,064 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.

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

Frezer, Inc.
(A Development Stage Company)
Notes to Financial Statements

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

Frezer, Inc.
(A Development Stage Company)
Notes to Financial Statements

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

For the years ended December 31, 2007 and 2006, the Company recorded $14,000 and $0, respectively, of managerial and administrative expenses associated with this agreement which are included as a component of general and administrative expenses in the accompanying statement of operations.

7.	Income Taxes

The tax effects of temporary differences that give rise to significant portions of the Company’s net deferred tax assets at December 31, 2007 and 2006 are as follows:

	December 31, 2007	December 31, 2006

Assets
Net Operating tax carry forwards	$555,321	$461,325
Gross deferred tax asset	555,321	461,325
Valuation allowance	(555,321)	(461,325)
Net deferred tax asset	$-	$-

A full valuation allowance has been recorded against the Company’s deferred tax asset because, based on the weight of available evidence, it is more likely than not that such benefits will not be realized.

The benefit from income taxes differs from the amount computed by applying the U.S. federal income tax rate of 34% to loss before income taxes for the cumulative period from May 2, 2005 (Inception) to December 31, 2007 and May 2, 2005 (Inception) to December 31, 2006 as follows:

	December 31, 2007	December 31, 2006

U.S. federal income tax benefit at statutory rate	$(555,321)	$(461,325)
Change in valuation allowance	555,321	461,325
Benefit from income taxes	$-	$-

Frezer, Inc.
(A Development Stage Company)
Notes to Financial Statements

8.	Letter Of Intent

On November 7 2007, the Company entered into a letter of intent (the “Letter of Intent”) with Breakthrough Venture Corp. (“Breakthrough”), pursuant to which the Company intends to combine with Breakthrough either through a merger between Breakthrough and a wholly owned subsidiary of the Company, or an exchange of shares of stock of Breakthrough for shares of common stock (“Common Stock”) of the Company (the “Merger”).

The Letter of Intent provides that a condition to the closing of the merger (the “Closing”) will be the completion of a private placement of securities raising gross proceeds of at least $14 million (the “Offering”). Breakthrough will engage a placement agent for the Offering, and the parties desire the Offering to be completed no later than May 15, 2008.

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

Subject to the satisfaction of the above conditions and other customary conditions, the Merger is expected to close by May 15, 2008. However, there can be no assurance that the Merger will be completed.

9.	Subsequent Event

On January 10, 2008, the Company’s Board of Directors authorized a 1-for-20 reverse stock split (“Reverse Split”) of the Company’s common stock outstanding on January 10, 2008, with special treatment for certain of the Company’s stockholders to preserve round lot stockholders.

In accordance with the Nevada Revised Statutes (the “NRS”), the Company obtained approval of the Reverse Split from the holders of a majority of the issued and outstanding shares of Common Stock entitled to vote thereon as of January 10, 2008.

In accordance with Rule 14c-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the Company filed an information statement on Schedule 14C (the “Information Statement”) with the Securities and Exchange Commission (the “SEC”) and mailed the same to all stockholders of the Company in connection with the Reverse Split.

It is anticipated that the 82,834,064 shares of common stock issued and outstanding as of January 10, 2008 will be reduced to approximately 4,141,703 shares of common stock issued and outstanding upon completion of the Reverse Split.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.
-------------------------------------------------------------------
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:
•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting.
-------------------------------------------------------------------------------------------

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities & Exchange Act of 1934 (“Exchange Act”). Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 8B. Other Information.
None.

PART III

Item 9. Directors and Executive Officers of the Registrant.

(a) Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s directors and executive officers for the fiscal year ended December 31, 2007:

Name	Age	Position	Term
Kevin R. Keating	66	President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer, and Director	February 22, 2007 thru Present

Geoffrey O’Neill	58	President and Director	May 2, 2005 thru February 22, 2007*

David R. Koos	49	Secretary, Chief Executive Officer, Chief Financial Officer and Chairman of the Board	May 2, 2005 thru February 22, 2007

Brain F. Pockett	54	Chief Operating Officer and Managing Director	May 2, 2005 thru February 22, 2007

*	Mr. O’Neill, Mr. Koos and Mr. Pockett each resigned from their respective positions on February 22, 2007 in connection with the Change in Control.

The Company’s officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board of Directors. The Company’s directors serve until the next annual meeting of stockholders or until their successors are elected and qualified.

Kevin R. Keating, our President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer, and Director, is the Managing Member of Vero Management, LLC, which provides managerial, administrative, and financial consulting services for micro-cap public companies, including us.  For more than 40 years he has been engaged in various aspects of the investment business.  Mr. Keating began his Wall Street career with the First Boston Corporation in New York in 1965. From 1967 through 1974, Mr. Keating was employed by several institutional research boutiques where he functioned as Vice President Institutional Equity Sales. From 1974 until 1982, Mr. Keating was the President and Chief Executive Officer of Douglas Stewart, Inc., a New York Stock Exchange member firm. From 1982 through 2006, he was associated with a variety of securities firms as a registered representative servicing the investment needs of high net worth individual investors.

Additionally, Mr. Keating currently serves as director of the following companies: 99 Cent Stuff, Inc., Blue Holdings, Inc., DigitalFX International, Inc. and Bonds.com Group, Inc. Mr. Keating serves as the sole officer and director of Catalyst Lighting Group, Inc., which trades on the OTCBB under the symbol “CYSU.OB.”. Mr. Keating serves as an officer and director of QuikByte Software, Inc., which trades on the OTCBB under the symbol “QBYT.OB.”. Mr. Keating is also the sole officer and director of Wentworth IV, Inc., Wentworth V, Inc., Wentworth VI, Inc., Wentworth VII, Inc. and Wentworth VIII, Inc., all of which are publicly-reporting, non-trading, blank check, shell companies.

(b) Significant Employees.

As of the date hereof, the Company has no significant employees.

(c) Family Relationships.

At present, we contemplate that at least one of the finders of business combinations for the Company will be Keating Investments, LLC, a Delaware limited liability company and an SEC Registered Investment Advisor. Timothy J. Keating, who beneficially owns 84.5% of our issued and outstanding Common Stock and is also the son of Kevin R. Keating, our President, is the Managing Member of, and holds approximately a 60% interest in, Keating Investments, LLC.

(d) Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2007 and written representations that no other reports were required, the Company believes that the following persons who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of Common Stock failed to comply with all Section 16(a) filing requirements during such fiscal year:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis
Geoffrey O’Neill	1	1
David R. Koos	1	1
Brain F. Pockett	1	1

Code of Ethics

On  May 23, 2005, Company adopted a formal code of ethics statement for senior officers and directors (the “Code of Ethics”) that is designed to deter wrongdoing and to promote ethical conduct and full, fair, accurate, timely and understandable reports that the Company files or submits to the SEC and others.  A copy of the Code of Ethics is attached hereto as Exhibit 14.1.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The Board of Directors acts as the audit committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire.

Item 10. Executive Compensation.

The following table summarizes the total compensation paid by the Company to those individuals who served as executive officers during all or a portion of the fiscal years ended December 31, 2007, 2006 and 2005.

Compensation Table

(a)	(b)	(c)		(d)		(e)		(f)		(g)		(h)		(i)		(j)
Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)		Non-equity Incentive Plan Compensation ($)		Non-qualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total Compensation ($)
Kevin R. Keating (1)	2007		$0		$0		$0		$0		$0		$0		$0		$0
David R. Koos (2)	2007 2006 2005	$ $ $	0 200,000 83,333	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 200,000 83,333
Brian F. Pockett (3)	2007 2006 2005	$ $	0 120,000 59,831	$ $	0 0 1,270	$ $	0 0 0	$ $	0 0 0	$ $	0 0 0	$ $	0 0 0	$ $	0 0 0	$ $	0 120,000 61,101
Geoffrey O'Neill (4)	2007 2006 2005	$ $ $	0 120,000 59,831	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 120,000 59,831

(1)	Kevin R. Keating has served as President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer and sole director of the Company since February 22, 2007.

(2)
David R. Koos served as the Chief Executive Officer, Chief Financial Officer and Secretary of the Company until he resigned on February 22, 2007 in connection with the Change in Control. Mr. Koos had earned but unpaid salary for 2005 of $83,335. During 2006, the Company issued an aggregate of 2,766,666 shares of Common Stock to Mr. Koos in lieu of the cash payment of his earned but unpaid salary for 2005. The value of these shares at the time of issuance as determined by the Board equaled the amount of the earned but unpaid salary. These shares were issued to Bombardier. Mr. Koos earned $200,000 in salary in 2006, of which $70,000 was paid in 2006 and $130,000 was earned and unpaid salary for which Mr. Koos was issued an aggregate of 3,301,025 shares of Common Stock on December 21, 2006 (the “December 2006 Shares”). On January 26, 2007, the December 2006 Shares were canceled.

(3)
Brian F. Pockett's served as the Chief Operating Officer and Managing Director of the Company until he resigned on February 22, 2007 in connection with the Change in Control. Mr. Pockett’s 2005 salary and bonus was $59,831 and $1,270, respectively, of which $11,101 was paid in 2005 and $50,000 was earned and unpaid at December 31, 2005. During 2006, the issued an aggregate of 1,666,667 shares of Common Stock to Mr. Pockett in lieu of the cash payment of his earned but unpaid salary for 2005. The value of these shares at the time of issuance as determined by the Board equaled the amount of the earned but unpaid salary. Mr. Pockett earned $120,000 in salary in 2006, of which $42,000 was paid in 2006 and $78,000 was earned and unpaid salary for which Mr. Pockett was issued an aggregate of 1,802,867 shares of Common Stock on December 21, 2006 (the “December 2006 Shares”). On January 26, 2007, the December 2006 Shares were canceled.

(4)
Geoffrey O'Neill served as the President of the Company until he resigned on February 22, 2007 in connection with the Change in Control. Mr. O'Neill's 2005 salary was $59,831, of which $9,831 was paid in 2005 and $50,000 was earned and unpaid at December 31, 2005. During 2006, the Company issued an aggregate of 1,666,667 shares of Common Stock to Mr. O’Neill in lieu of the cash payment of his earned but unpaid salary for 2005. The value of these shares at the time of issuance as determined by the Board equaled the amount of the earned but unpaid salary. Mr. O'Neill earned $120,000 in salary in 2006, of which $28,000 was paid in 2006 and $92,000 was earned and unpaid salary for which Mr. O'Neill was issued an aggregate of 2,336,108 shares of Common Stock on December 21, 2006 (the “December 2006 Shares”). On January 26, 2007, the December 2006 Shares were canceled.

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements.

Consulting Agreements

Effective February 26, 2007, the Company entered into a consulting agreement (the “Consulting Agreement”) with GFI and KI Equity, pursuant to which GFI provided KI Equity and the Company certain services, including but not limited to conducting due diligence investigations, assisting in the preparation of SEC filings, structuring, evaluating and executing business transactions, business combinations and mergers, recommending and advising on corporate and strategic matters, and reviewing financial and accounting matters. In consideration for these services, GFI received a cash payment of $25,000 and 1,700,000 shares of Common Stock, valued at $17,000. GFI was also to be reimbursed for any out-of-pocket expenses incurred by GFI in connection with its services, provided such expenses were approved in advance. As of the date hereof, the Company has no outstanding obligations under the Consulting Agreement. A copy of the Consulting Agreement is attached hereto as Exhibit 10.2.

Effective February 27, 2007, the Company entered into a management agreement (the “Management Agreement”) with Vero, pursuant to which Vero agreed to provide a broad range of managerial and administrative services to the Company including, but not limited to, assistance in the preparation and maintenance of the Company’s financial books and records, the filing of various reports with the appropriate regulatory agencies as are required by State and Federal rules and regulations, the administration of matters relating to the Company’s shareholders including responding to various information requests from shareholders as well as the preparation and distribution to shareholders of relevant Company materials, and to provide office space, corporate identity, telephone and fax services, mailing, postage and courier services. In exchange for Vero’s services to the Company, the Company agreed to pay Vero a monthly fee equal to $1,000. The initial term of the Management Agreement is twelve months and may be terminated upon written notice by either party at any time. At the end of the initial twelve month term, the Management Agreement will continue to remain in effect until terminated in writing by either party. A copy of the Management Agreement is attached hereto as Exhibit 10.3.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information as of March 26, 2008 regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group, on a post reverse split basis.

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Class
Kevin R. Keating (1) 190 Lakeview Way Vero Beach, FL 32963	85,000		2.1%

KI Equity Partners IV, LLC (2) c/o Timothy J. Keating, Manager 5251 DTC Parkway, Suite 1000 Greenwood Village, Colorado 80111	3,500,000	(3)	84.5%

All Directors and Officers as a Group (1 individual)	85,000		2.1%

(1)	Kevin R. Keating is the President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer and sole director of the Company.

(2)	Timothy J. Keating, the son of Kevin R. Keating, our sole officer and director, serves as the Manager of KI Equity.

(3)	As Manager of KI Equity, Timothy J. Keating has sole investment and voting control over the shares of Common Stock owned by KI Equity, and accordingly, he may be deemed beneficial owner thereof.

Item 12. Certain Relationships and Related Transactions.

Kevin R. Keating, our sole officer and director, owns and controls Vero and is the father of Timothy J. Keating, the principal member of Keating Investments, LLC. Keating Investments, LLC is the managing member of KI Equity, the controlling stockholder of the Company. Timothy J. Keating is the manager of KI Equity.

Except as otherwise indicated herein, there have no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

Item 13. Exhibits.

Exhibit	Description
*2.1	Purchase Agreement by and between Frezer, Inc. and KI Equity Partners IV, LLC, dated February 1, 2007.

**2.2	Indemnity Agreement by and between Frezer, Inc., David R. Koos, Brian F. Pockett, Geoffrey O’Neill, and Bombardier Pacific Ventures, Inc., dated February 22, 2007.

**2.3	Release Agreement by and between Frezer, Inc., David R. Koos, Brian F. Pockett, Geoffrey O’Neill, and Bombardier Pacific Ventures, Inc., dated February 22, 2007.

***3.1	Certificate of Incorporation.

****3.2	Certificate of Amendment of Articles of Incorporation.

***3.3	By-Laws.

**4.1	Registration Rights Agreement by and between Frezer, Inc. and KI Equity Partners IV, LLC, dated February 22, 2007.

******10.1	Letter of Intent, dated November 7, 2007.

*****10.2	Consulting Agreement by and among the Company, KI Equity Partners IV, LLC and Garisch Financial, Inc., dated February 26, 2007.

*****10.3	Management Agreement by and between the Company and Vero Management, LLC, dated February 27, 2007.

*****10.4	Registration Rights Agreement by and between the Company and Kevin R. Keating, dated February 27, 2007.

***14.1	Corporate Code of Ethics, adopted May 23, 2005.

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 2, 2007, and incorporated herein by this reference.

**	Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 23, 2007, and incorporated herein by this reference.

***	Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on June 1, 2005, and incorporated herein by this reference.

****	Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 16, 2007, and incorporated herein by this reference.

*****	Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB, as filed with the Securities and Exchange Commission on May 14, 2007, and incorporated herein by this reference.

******	Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 13, 2007, and incorporated herein by this reference.

Item 14. Principal Accountant Fees and Services

Chang G. Park, CPA is the Company's independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Chang G. Park, CPA for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-QSB or services that are normally provided in connection with statutory and regulatory filings were $15,000 for the fiscal year ended December 31, 2007 and $18,900 for fiscal year ended December 31, 2006.

Audit-Related Fees

There were no fees billed by Chang G. Park, CPA for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended December 31, 2007 and 2006.

Tax Fees

There were no fees billed by Chang G. Park, CPA for professional services for tax compliance, tax advice, and tax planning for the fiscal years ended December 31, 2007 and 2006.

All Other Fees

There were no fees billed by Chang G. Park, CPA for other products and services for the fiscal years ended December 31, 2007 and 2006.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREZER, INC.

Dated: March 26, 2008	By:	/s/ Kevin R. Keating
Kevin R. Keating President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer and Director