Form 10-Q
period 2008-03-31
FREZER, INC.
filed 2008-05-09
CIK 1328888

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-51336

Frezer, Inc.
(Exact name of registrant as specified in its charter)

Nevada	02-2777600
(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

190 Lakeview Way, Vero Beach, Florida 32963
(Address of principal executive offices)

(772) 231-7544
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒.
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,192,045 shares of common stock, par value $.001 per share (the “Common Stock”), outstanding (on a post-Reverse Split basis) as of May 9, 2008.

FREZER, INC.

- INDEX -

		Page
PART I - FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets as of March 31, 2008 (Unaudited) and December 31, 2007	2

	Statements of Operations for the Three Months Ended March 31, 2008 and 2007 (Unaudited) and for the Cumulative Period from May 2, 2005 (Inception) to March 31, 2008 (Unaudited)	3

	Statement of Changes in Stockholders’ Equity (Deficit) for the Cumulative Period from May 2, 2005 (Inception) to March 31, 2008 (Unaudited)	4

	Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007 (Unaudited) and for the Cumulative Period from May 2, 2005 (Inception) to March 31, 2008 (Unaudited)	6

	Notes to Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4T.	Controls and Procedures	17

PART II - OTHER INFORMATION:

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

Signatures		20

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Statements made in this Form 10-Q (the "Quarterly Report") that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the "Act"), and Section 21E of the Exchange Act. These statements often can be identified by the use of terms such as "may", "will", "expect", "believe", "anticipate", "estimate", "approximate", or "continue", or the negative thereof. Frezer, Inc. (the "Company") intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital and unexpected costs. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Frezer, Inc.
(A Development Stage Company)
 Balance Sheets

	March 31,	December 31,
	2008	2007
	(Unaudited)

Assets

Current assets
Cash and cash equivalents	$472	$5,775

Total current assets	472	5,775

Total assets	$472	$5,775

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$4,517	$-
Accrued expenses	11,027	3,000

Total current liabilities	15,544	3,000

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 4,192,045 and 4,141,704 shares issued and outstanding, respectively	4,192	4,142
Additional paid-in capital	1,631,879	1,631,929
(Deficit) accumulated during the development stage	(1,651,143)	(1,633,296)

Total stockholders' equity (deficit)	(15,072)	2,775

Total liabilities and stockholders' equity (deficit)	$472	$5,775

The accompanying notes are an integral part of these financial statements.

Frezer, Inc.
(A Development Stage Company)
Statements of Operations

			Cumulative
			Period From
	Three Months Ended		May 2, 2005
	March 31,		(Inception) To
	2008	2007	March 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-

Operating expenses
Research and development	-	-	392,412
General and administrative	17,847	155,898	1,175,445

Total operating expenses	17,847	155,898	1,567,857

Loss from operations	(17,847)	(155,898)	(1,567,857)

Other income (expense)
Interest income	-	-	2,802
Interest (expense)	-	(3,659)	(6,446)
Other income	-	309,623	311,884
Other (expense)	-	(391,526)	(391,526)

Net (loss)	$(17,847)	$(241,460)	$(1,651,143)

Net (loss) per share - basic and diluted	NIL*	$(.09)

Weighted average number of shares of outstanding - basic and diluted	4,187,066	2,752,871

* Less than $.01 per share

The accompanying notes are an integral part of these financial statements.

Frezer, Inc.
(A Development Stage Company)
Statement of Changes In Stockholders’ Equity (Deficit)
For the Cumulative Period From May 2, 2005 (Inception) to March 31, 2008 (Unaudited)

				Deficit
				Accumulated
			Additional	during the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balances at May 2, 2005	-	$-	$-	$-	$-
Issuance of common stock for cash and services rendered at $0.17 per share on May 4, 2005	296,766	297	49,903	-	50,200
Issuance of common stock for services rendered at $0.20 per share on May 4, 2005	5,000	5	995	-	1,000
Issuance of common stock for cash at $3.00 per share on November 10, 2005	82,500	82	247,418	-	247,500
Issuance of common stock for cash at $6.00 per share on November 23, 2005	16,667	17	99,983	-	100,000
Issuance of common stock for services rendered at $3.86 per share on December 10, 2005	2,896	3	11,184	-	11,187
Net (loss)	-	-	-	(308,703)	(308,703)
Balances at December 31, 2005	403,829	$404	$409,483	$(308,703)	$101,184

Issuance of common stock for cash at $6.00 per share on February 23, 2006	25,000	25	149,975	-	150,000
Issuance of common stock for services rendered at $2.00 per share on February 23, 2006	9,375	9	18,741	-	18,750
Issuance of common stock for services rendered at $0.60 per share on March 16, 2006	305,000	305	183,129	-	183,434
Issuance of common stock for services rendered at $6.00 per share on May 23, 2006	33,500	34	200,966	-	201,000
Issuance of common stock in lieu of compensation at $0.81 per share on December 21, 2006	372,000	372	299,628	-	300,000
Net (loss)	-	-	-	(1,045,988)	(1,045,988)
Balances at December 31, 2006	1,148,704	$1,149	$1,261,922	$(1,354,691)	$(91,620)

The accompanying notes are an integral part of these financial statements.

Frezer, Inc.
(A Development Stage Company)
Statement of Changes In Stockholders’ Equity (Deficit)
For the Cumulative Period From May 2, 2005 (Inception) to March 31, 2008 (Unaudited)

				Deficit
				Accumulated
			Additional	during the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balances at December 31, 2006	1,148,704	$1,149	$1,261,922	$(1,354,691)	$(91,620)

Return of common stock originally issued on
December 21, 2006 in lieu of compensation on January 26, 2007	(372,000)	(372)	(299,628)	-	(300,000)
Issuance of common stock for cash at $0.20 per share on February 9, 2007	3,195,000	3,195	635,805	-	639,000
Issuance of common stock for services rendered at $0.20 per share on February 27, 2007	170,000	170	33,830	-	34,000
Net (loss)	-	-	-	(278,605)	(278,605)
Balances at December 31, 2007	4,141,704	$4,142	$1,631,929	$(1,633,296)	$2,775

Issuance of common stock upon 1 for 20 reverse stock split (round-up of fractional shares) on January 10, 2008	50,341	50	(50)	-	-
Net (loss)	-	-	-	(17,847)	(17,847)
Balances at March 31, 2008	4,192,045	$4,192	$1,631,879	$(1,651,143)	$(15,072)

The accompanying notes are an integral part of these financial statements.

Frezer, Inc.
(A Development Stage Company)
Statements of Cash Flows

			Cumulative
			Period From
	Three Months Ended		May 2, 2005
	March 31,		(Inception) To
	2008	2007	March 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net (loss)	$(17,847)	$(241,460)	$(1,651,143)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Common stock issued for services	-	34,000	265,937
Reversal of accrued payroll and other liabilities	-	(309,623)	(309,623)
Write-off of prepaid expenses and other assets	-	14,775	14,775
Depreciation expense	-	-	1,180
Changes in operating assets and liabilities:
Restricted cash	-	(25,000)	-
Prepaid expenses and other assets	-	-	(10,834)
Accounts payable	4,517	565	7,974
Accrued expenses	8,027	19,790	17,194
Accrued interest	-	(2,557)	-

Net cash provided by (used in) operating activities	(5,303)	(509,510)	(1,664,540)

Cash Flows From Investing Activities
Purchase of property and equipment	-	-	(1,180)
Increase in deposit	-	-	(3,942)

Net cash provided by (used in) investing activities	-	-	(5,122)

Cash Flows From Financing Activities
Proceeds from borrowings on notes payable	-	9,998	96,143
Repayment of notes payable	-	(96,143)	(96,143)
Proceeds from issuance of common stock	-	639,000	1,186,700
Common stock issued for accrued payroll	-	-	483,434

Net cash provided by financing activities	-	552,855	1,670,134

Net increase (decrease) in cash and cash equivalents	(5,303)	43,345	472

Cash and cash equivalents, beginning of period	5,775	230	-

Cash and cash equivalents, end of period	$472	$43,575	$472

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$6,216	$6,216
Supplemental Disclosure of Non-Cash
Financing Transactions
Return of common stock issued in lieu of compensation	$-	$300,000	$300,000

Frezer, Inc.
(A Development Stage Company)
Notes to Financial Statements
 March 31, 2008

1.	Basis of Presentation and Organization

The accompanying unaudited financial statements of Frezer, Inc. (the “Company” or “Frezer”) are presented in accordance with the requirements for Form 10-Q and Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (all of which were of a normal recurring nature) considered necessary to fairly present the financial position, results of operations, and cash flows of the Company on a consistent basis, have been made.

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company’s annual financial statements for the year ending December 31, 2007. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The Company recommends that the accompanying financial statements for the interim period be read in conjunction with the financial statements and notes for the year ending December 31, 2007 included in the Company’s Annual Report on Form 10-KSB as filed on March 28, 2008.

Organization and Business
Frezer, Inc. was incorporated in the State of Nevada on May 2, 2005. The Company was previously a wholly owned subsidiary of BMXP Holdings, Inc., then known as Bio- Matrix Scientific Group, Inc. (“BMXG”), a Delaware Corporation engaged primarily in the development of medical devices. The Board of Directors of BMXG voted to distribute all Shares of Frezer common stock held by BMXG to holders of BMXG common stock of record as of May 31, 2005, which was the record date. These stockholders received one share of Frezer common stock for every one share of BMXG common stock held on the record date. The distribution was paid on June 15, 2005.

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

Frezer, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2008

On November 7, 2007, the Company entered into a letter of intent with Breakthrough Venture Corp., pursuant to which the Company intends to combine with Breakthrough either through a merger between Breakthrough and a wholly owned subsidiary of the Company, or an exchange of shares of stock of Breakthrough for shares of common stock of the Company (see Note 6).

Basis of Presentation
To date, the Company has not earned revenues from its principle operations and as a result is currently in the development stage as defined by Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises (“SFAS No. 7”).

Going Concern
Since inception, the Company has generated no revenues and has incurred a cumulative operating loss of $1,567,857 and a cumulative net loss of $1,651,143. Since inception, the Company has also been dependent upon the receipt of capital investment or other financing to fund its operations. The Company currently has no source of operating revenue, and has only limited working capital with which to pursue its business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for the Company to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Frezer, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2008

Cash and Cash Equivalents
Cash and cash equivalents, if any, include all highly liquid instruments with an original maturity of three months or less at the date of purchase.

Fair Value of Financial Instruments
The Company's financial instruments are comprised of accounts payable and accrued expenses. The carrying amounts of financial instruments approximate fair value due to their short maturities.

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

Comprehensive Loss
Comprehensive loss is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive loss includes net loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the three months ended March 31, 2008 and 2007 and for the cumulative period from May 2, 2005 (Inception) to March 31, 2008, the Company’s comprehensive loss was the same as its net loss.

Recently Issued Accounting Pronouncements
In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of SFAS No. 133.” This Statement amends and expands the disclosure requirements by requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

The adoption of this new Statement, when effective, is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

3.	Change of Control

On February 1, 2007, the Company and KI Equity Partners IV, LLC, a Delaware limited liability company (“KI Equity”) entered into a securities purchase agreement (“Purchase Agreement”) under which the Company agreed to sell and KI Equity agreed to purchase 3,195,000 shares (on a post-Reverse Split basis) of Frezer’s common stock (“Shares”) for a purchase price of $639,000 (“Purchase Price”), or $0.20 per share. The closing of the transactions under the Purchase Agreement occurred on February 22, 2007 (“Closing”).

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

Frezer, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2008

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

Separately, Pockett, O’Neill and Bombardier agreed to sell 305,000 shares (on a post-Reverse Split basis) of Frezer’s common stock (“Transferred Shares”), in the aggregate, to KI Equity for an aggregate purchase price of $61,000, or $0.20 per share (the “Stock Transfer”). The closing of the Stock Transfer occurred on February 22, 2007.

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

Frezer, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2008

4.	Stockholders’ Equity (Deficit)

Pursuant to its certificate of incorporation, the Company is authorized to issue up to 200,000,000 shares of common stock and 10,000,000 shares of preferred stock, each with a par value of $0.001 per share. At March 31, 2008, there were 4,192,045 shares of common stock issued and outstanding (on a post reverse split basis) and no shares of preferred stock issued or outstanding.

On January 10, 2008, the Company’s Board of Directors authorized a 1-for-20 reverse stock split (“Reverse Split”) of the Company’s common stock outstanding on January 10, 2008, with special treatment for certain of the Company’s stockholders to preserve round lot stockholders.

The Company’s Board of Directors approved special treatment of stockholders of record as of the record date of January 10, 2008 (the “Record Date”) holding fewer than 2,000 shares of common stock to prevent those stockholders from holding less than 100 shares after the Reverse Split (the “Special Treatment”). Accordingly, stockholders who held less than 2,000 shares but at least 100 shares of common stock as of the Record Date and who continued to hold such shares as of the effective date of the reverse split of February 26, 2008 (the “Effective Date”), received 100 shares of common stock.  Stockholders who held less than 2,000 shares but at least 100 shares after the Record Date and who continued to hold such shares as of the Effective Date were not afforded the Special Treatment. No fractional shares were issued for any fractional share interest created by the Reverse Split. Any stockholder who would have otherwise received a fractional share instead received a full share of common stock for any fractional share interests created by the Reverse Split.

As a result of the Special Treatment and round-up for fractional shares, an additional 50,341 shares of common stock were issued as a result of the Reverse Split.

Frezer, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2008

5.	Related Party Transactions

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

For the three months ended March 31, 2008 and 2007, the Company recorded $3,000 and $2,000, respectively, of managerial and administrative expenses associated with this agreement which are included as a component of general and administrative expenses in the accompanying statement of operations.

As of March 31, 2008 and 2007, the $11,027 and $3,000, respectively, of accrued expenses listed in the accompanying balance sheets were comprised entirely of liabilities due to related parties.

Frezer, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2008

6.	Letter Of Intent

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

The Letter of Intent provides that a condition to the closing of the merger (the “Closing”) will be the completion of a private placement of securities raising gross proceeds of at least $12 million (the “Offering”). Breakthrough will engage a placement agent for the Offering, and the parties desire the Offering to be completed no later than May 15, 2008.

The Letter of Intent contemplates that after the Merger, the shareholders of Breakthrough immediately prior to the Closing, along with new investors in the Offering, will hold 96% of the fully-diluted Common Stock of the Company and the stockholders of the Company immediately prior to the Closing will hold 4.0% of the fully-diluted Common Stock of the Company.

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

The tax effects of temporary differences that give rise to significant portions of the Company’s net deferred tax assets at March 31, 2008 and 2007 are as follows:

	March 31,	March 31,
	2008	2007
	(Unaudited)	(Unaudited)
Assets
Net Operating tax carry forwards	$561,389	$542,691
Gross deferred tax asset	561,389	542,691
Valuation allowance	(561,389)	(542,691)
Net deferred tax asset	$-	$-

A full valuation allowance has been recorded against the Company’s deferred tax asset because, based on the weight of available evidence, it is more likely than not that such benefits will not be realized.

Frezer, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2008

The benefit from income taxes differs from the amount computed by applying the U.S. federal income tax rate of 15% to loss before income taxes for the cumulative period from June 19, 2006 (Inception) to March 31, 2008 and June 19, 2006 (Inception) to March 31, 2007 as follows:

	March 31,	March 31,
	2008	2007
	(Unaudited)	(Unaudited)

U.S. federal income tax benefit at statutory rate	$(561,389)	$(542,691)
Change in valuation allowance	561,389	542,691
Benefit from income taxes	$-	$-

8.	Subsequent Events

In April of 2008, the Company borrowed $20,000 from Vero under an unsecured promissory note bearing interest at 5% per annum, with principal and interest due and payable upon demand.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Frezer, Inc. (“we”, “us”, “our”, or the “Company”) was incorporated in the State of Nevada on May 2, 2005 and maintains its principal executive office at 190 Lakeview Way, Vero Beach, Florida 32963. On June 1, 2005 the Company filed a registration statement on Form 10-SB with the Securities and Exchange Commission (the “SEC”). Upon effectiveness of such registration statement, the Company became subject to the reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

The Company, based on business activities, is currently a “blank check” company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

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

Liquidity and Capital Resources

As of March 31, 2008, the Company had assets equal to $472 comprised exclusively of cash and cash equivalents.  This compares with the Company’s assets as of March 31, 2007 of $68,575, comprised of $43,575 of cash and cash equivalents and $25,000 of restricted cash. The Company’s current liabilities as of March 31, 2008 totaled $15,544, comprised of $4,517 of accounts payable and $11,027 of  accrued expenses. This compares to the Company’s current liabilities as of March 31, 2007 of $28,655, comprised exclusively of accounts payable and accrued expenses. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	For the Three Months Ended March 31,
	2008	2007
Net cash used in operating activities	$(5,303)	$(509,510)
Net cash used in investing activities	-	-
Net cash provided by financing activities	$-	$552,855

Net effect on cash	$(5,303)	$(43,345)

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

Results of Operations

For the three months ended March 31, 2008, the Company had no activities that produced revenues from operations. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ending March 31, 2008, the Company had a net loss of $(17,847), comprised of (a) legal, accounting, audit and other professional service fees of $(10,047) incurred in relation to the filing of the Company’s Annual Report on Form 10-KSB in March of 2008, (b) management fees of $(3,000) incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC (“Vero”), (c) stock transfer agent fees of $(1,608) and (d) miscellaneous expenses of $(3,192) incurred in connection to the 1-for-20 reverse stock split that occurred in January of 2008. This compares with a net loss of $(241,460) for the three months ending March 31, 2007, comprised of (a) $(155,898) of operating expenses, consisting of professional fees paid to attorneys, accountants and other consultants related to the reorganization and change of management which took place during the quarter, (b) $(391,526) of other non-operating expenses, made up of $(376,750) of payments made to the Company’s former executive officers under the terms of an indemnity agreement and $(14,776) related to the write-off of miscellaneous prepaid expenses and other assets, (c) $309,623 of other non-operating income, consisting of $300,000 of previously accrued compensation due to the Company’s former executive officers that was forgiven upon execution of a liability release agreement and $9,623 of previously accrued miscellaneous expenses that was also forgiven upon execution of a liability release agreement and (d) interest expense of $(3,659).

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

Reverse Stock Split

On January 10, 2008 (the “Record Date”), the Board of Directors of the Company adopted and holders of a majority of our issued and outstanding shares of Common Stock approved, by written consent, a resolution authorizing the Board of Directors to effect a reverse stock split of our outstanding Common Stock to be effected in the next twelve months in an amount equal to 1-for-20 (the “Reverse Split”). The Board of Directors had the discretion, as it determined to be in the best interests of the Company and its stockholders, to effect the Reverse Split within twelve months of the Record Date.  On January 30, 2008, the Company issued a definitive information statement (the “Information Statement”) outlining the Reverse Split processes to holders of the Company’s outstanding shares of Common Stock as of the close of business on the Record Date, pursuant to Rule 14c-2 under the Exchange Act. A copy of the Information Statement was filed with the SEC on January 30, 2008.

On February 26, 2008 (the “Effective Date”), the Board of Directors effected the Reverse Split. Accordingly, the number of issued and outstanding shares of Common Stock was reduced in accordance with the exchange ratio of the Reverse Split.  Under the recapitalization structure, the 82,834,064 issued and outstanding shares of Common Stock were reverse split resulting in approximately 4,141,703 shares of Common Stock issued and outstanding post- recapitalization. This figure does not take into account such additional shares that shall be outstanding as a result of the special treatment provided for certain stockholders, as described below, to preserve round lot stockholders.  The par value of the Common Stock remained unchanged as did the number of authorized shares of Common Stock.

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

Item 5. Other Information.

Notes Payable

On April 23, 2008, the Company issued one 5% promissory note payable for $20,000, to Vero (the “Note”), pursuant to which the Company agreed to repay Vero on such date that Vero, by delivery of written notice to the Company, demands. Interest shall accrue on the outstanding principal balance of the Note on the basis of a 360-day year daily from the date the Company receives the funds, until paid in full at the rate of five percent (5%) per annum. A copy of the Note is attached hereto as Exhibit 4.1.

Item 6. Exhibits.

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation.

**3.2	Certificate of Amendment of Articles of Incorporation.

*3.3	By-laws.

***4.1	Promissory Note issued to Vero Management, LLC, dated April 23, 2008

****10.1	Letter of Intent, dated November 7, 2007.

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on November 20, 2007, and incorporated herein by this reference.

**	Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 23, 2007, and incorporated herein by this reference.

***	Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 29, 2008, and incorporated herein by this reference.

****	Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 13, 2007, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 9, 2008	FREZER, INC.

	By:	/s/ Kevin R. Keating
Kevin R. Keating
President