Form 10-Q
period 2008-06-30
FREZER, INC.
filed 2008-08-08
CIK 1328888

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
OR

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,238,407 shares of common stock, par value $.001 per share, outstanding as of August 8, 2008.

FREZER, INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets as of June 30, 2008 (Unaudited) and December 31, 2007	2

	Statements of Operations for the Three and Six Months Ended June 30, 2008 and 2007 (Unaudited) and for the Cumulative Period from May 2, 2005 (Inception) to June 30, 2008 (Unaudited)	3

	Statement of Changes in Stockholders’ Equity (Deficit) for the Cumulative Period from May 2, 2005 (Inception) to June 30, 2008 (Unaudited)	4

	Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007 (Unaudited) and for the Cumulative Period from May 2, 2005 (Inception) to June 30, 2008 (Unaudited)	6

	Notes to Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4T.	Controls and Procedures	16

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	18

Signatures		19

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Statements made in this Form 10-Q (the "Quarterly Report") that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the "Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements often can be identified by the use of terms such as "may", "will", "expect", "believe", "anticipate", "estimate", "approximate", or "continue", or the negative thereof. Frezer, Inc. (the "Company") intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital and unexpected costs. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Frezer, Inc.
(A Development Stage Company)
Balance Sheets

	June 30,	December 31,
	2008	2007
	(Unaudited)

Assets

Current assets
Cash and cash equivalents	$7,511	$5,775

Total current assets	7,511	5,775

Total assets	$7,511	$5,775

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accrued expenses	$14,027	$3,000
Note payable and accrued interest due to related party	20,189	-

Total current liabilities	34,216	3,000

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 4,238,407 and 4,141,704 shares issued and outstanding, respectively	4,238	4,142
Additional paid-in capital	1,631,833	1,631,929
(Deficit) accumulated during the development stage	(1,662,776)	(1,633,296)

Total stockholders' equity (deficit)	(26,705)	2,775

Total liabilities and stockholders' equity (deficit)	$7,511	$5,775

The accompanying notes are an integral part of these financial statements.

Frezer, Inc.
(A Development Stage Company)
Statements of Operations

					Cumulative
					Period From
	Three Months Ended		Six Months Ended		May 2, 2005
	June 30,		June 30,		(Inception) To
	2008	2007	2008	2007	June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-	$-

Operating expenses
Research and development	-	-	-	-	392,412
General and administrative	11,444	14,593	29,291	170,491	1,186,889

Total operating expenses	11,444	14,593	29,291	170,491	1,579,301

Loss from operations	(11,444)	(14,593)	(29,291)	(170,491)	(1,579,301)

Other income (expense)
Interest income	-	-	-	-	2,802
Interest (expense)	(189)	-	(189)	(3,659)	(6,635)
Other income	-	-	-	309,623	311,884
Other (expense)	-	-	-	(391,526)	(391,526)

Net (loss)	$(11,633)	$(14,593)	$(29,480)	$(256,053)	$(1,662,776)

Net (loss) per share - basic and diluted	NIL *	NIL *	$(.01)	$(.07)

Weighted average number of shares of outstanding - basic and diluted	4,212,933	4,141,703	4,200,000	3,451,123

* Less than $.01 per share

The accompanying notes are an integral part of these financial statements.

Frezer, Inc.
(A Development Stage Company)
Statement of Changes In Stockholders’ Equity (Deficit)
For the Cumulative Period From May 2, 2005 (Inception) to June 30, 2008 (Unaudited)

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

Frezer, Inc.
(A Development Stage Company)
Statement of Changes In Stockholders’ Equity (Deficit)
For the Cumulative Period From May 2, 2005 (Inception) to June 30, 2008 (Unaudited)

				Deficit
				Accumulated
			Additional	during the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balances at December 31, 2006	1,148,704	$1,149	$1,261,922	$(1,354,691)	$(91,620)

Return of common stock originally issued on December 21, 2006 in lieu of compensation on January 26, 2007	(372,000)	(372)	(299,628)	-	(300,000)
Issuance of common stock for cash at $0.20 per share on February 9, 2007	3,195,000	3,195	635,805	-	639,000
Issuance of common stock for services rendered at $0.20 per share on February 27, 2007	170,000	170	33,830	-	34,000
Net (loss)	-	-	-	(278,605)	(278,605)
Balances at December 31, 2007	4,141,704	$4,142	$1,631,929	$(1,633,296)	$2,775

Issuance of common stock associated with 1 for 20 reverse stock split (round-up of fractional shares) during the period January 10, 2008 through May 21, 2008	96,703	96	(96)	-	-
Net (loss)	-	-	-	(29,480)	(29,480)
Balances at June 30, 2008	4,238,407	$4,238	$1,631,832	$(1,662,776)	$(26,705)

The accompanying notes are an integral part of these financial statements.

Frezer, Inc.
(A Development Stage Company)
Statements of Cash Flows

			Cumulative
			Period From
	Six Months Ended		May 2, 2005
	June 30,		(Inception) To
	2008	2007	June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net (loss)	$(29,480)	$(256,053)	$(1,662,776)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Common stock issued for services	-	34,000	265,937
Reversal of accrued payroll and other liabilities	-	(309,623)	(309,623)
Write-off of prepaid expenses and other assets	-	14,775	14,775
Depreciation expense	-	-	1,180
Changes in operating assets and liabilities:
Restricted cash	-	-	-
Prepaid expenses and other assets	-	-	(10,834)
Accounts payable	-	(1,090)	3,457
Accrued expenses	11,027	(1,210)	20,194
Accrued interest	189	(2,557)	189

Net cash provided by (used in) operating activities	(18,264)	(521,758)	(1,677,501)

Cash Flows From Investing Activities
Purchase of property and equipment	-	-	(1,180)
Increase in deposit	-	-	(3,942)

Net cash provided by (used in) investing activities	-	-	(5,122)

Cash Flows From Financing Activities
Proceeds from borrowings on notes payable	20,000	9,998	116,143
Repayment of notes payable	-	(96,143)	(96,143)
Proceeds from issuance of common stock	-	639,000	1,186,700
Common stock issued for accrued payroll	-	-	483,434

Net cash provided by financing activities	20,000	552,855	1,690,134

Net increase (decrease) in cash and cash equivalents	1,736	31,097	7,511

Cash and cash equivalents, beginning of period	5,775	230	-

Cash and cash equivalents, end of period	$7,511	$31,327	$7,511

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$6,216	$6,216
Supplemental Disclosure of Non-Cash Financing Transactions
Return of common stock issued in lieu of compensation	$-	$300,000	$300,000

The accompanying notes are an integral part of these financial statements.

Frezer, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2008

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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company’s annual financial statements for the year ending December 31, 2007. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Frezer, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2008

On November 7, 2007, the Company entered into a Letter of Intent with Breakthrough Venture Corp., pursuant to which the Company intends to combine with Breakthrough either through a merger between Breakthrough and a wholly owned subsidiary of the Company, or an exchange of shares of stock of Breakthrough for shares of Common Stock of the Company. The Letter of Intent expired pursuant to its terms on March 31, 2008, and had subsequently been extended to May 15, 2008, but expired on that date with no further obligation by either party (see Note 7).

Basis of Presentation
To date, the Company has not earned revenues from its principle operations and as a result is currently in the development stage as defined by Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises (“SFAS No. 7”).

Going Concern
Since inception, the Company has generated no revenues and has incurred a cumulative operating loss of $1,579,301 and a cumulative net loss of $1,662,776. Since inception, the Company has also been dependent upon the receipt of capital investment or other financing to fund its operations. The Company currently has no source of operating revenue, and has only limited working capital with which to pursue its business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for the Company to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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
June 30, 2008

Cash and Cash Equivalents
Cash and cash equivalents, if any, include all highly liquid instruments with an original maturity of three months or less at the date of purchase.

Fair Value of Financial Instruments
The Company's financial instruments are comprised of accrued expenses and related party notes payable. The carrying amounts of financial instruments approximate fair value due to their short maturities.

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

Comprehensive Loss
Comprehensive loss is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive loss includes net loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the three and six months ended June 30, 2008 and 2007 and for the cumulative period from May 2, 2005 (Inception) to June 30, 2008, the Company’s comprehensive loss was the same as its net loss.

Recently Issued Accounting Pronouncements
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133.” This Statement amends and expands the disclosure requirements by requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

The adoption of this new Statement, when effective, is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

3.	Change of Control

On February 1, 2007, the Company and KI Equity Partners IV, LLC, a Delaware limited liability company (“KI Equity”) entered into a securities purchase agreement (“Purchase Agreement”) under which the Company agreed to sell and KI Equity agreed to purchase 3,195,000 shares (on a post Reverse-Split basis) of Frezer’s common stock (“Shares”) for a purchase price of $639,000 (“Purchase Price”), or $0.20 per share. The closing of the transactions under the Purchase Agreement occurred on February 22, 2007 (“Closing”).

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
June 30, 2008

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

Separately, Pockett, O’Neill and Bombardier agreed to sell 305,000 shares (on a post Reverse-Split basis) of Frezer’s common stock (“Transferred Shares”), in the aggregate, to KI Equity for an aggregate purchase price of $61,000, or $0.20 per share (the “Stock Transfer”). The closing of the Stock Transfer occurred on February 22, 2007.

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
Notes to Financial Statements
June 30, 2008

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

On April 23, 2008, the Company borrowed $20,000 from Vero under an unsecured promissory note bearing interest at 5.0% per annum, with principal and interest due and payable upon demand.

5.	Stockholders’ Equity (Deficit)

Pursuant to its certificate of incorporation, the Company is authorized to issue up to 200,000,000 shares of common stock and 10,000,000 shares of preferred stock, each with a par value of $0.001 per share. At June 30, 2008, there were 4,238,407 shares of common stock issued and outstanding (on a post reverse split basis) and no shares of preferred stock issued or outstanding.

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

Frezer, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2008

As a result of the Special Treatment and round-up for fractional shares, an additional 96,703 shares of common stock were issued as a result of the Reverse Split.

6.	Related Party Transactions

Management Agreement
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

For the three months ended June 30, 2008 and 2007, the Company recorded $3,000 and $6,000, respectively, of managerial and administrative expenses associated with this agreement which are included as a component of general and administrative expenses in the accompanying statements of operations.

For the six months ended June 30, 2008 and 2007, the Company recorded $6,000 and $8,000, respectively, of managerial and administrative expenses associated with this agreement which are included as a component of general and administrative expenses in the accompanying statements of operations.

Note Payable
On April 23, 2008, the Company borrowed $20,000 from Vero under an unsecured promissory note bearing interest at 5.0% per annum, with principal and interest due and payable upon demand.

For the three and six months ended June 30, 2008 and 2007, the Company recognized $189 and $0, respectively, of interest expense in relation to this outstanding related party note payable.

Frezer, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2008

Other

As of June 30, 2008 and December 31, 2007, the $14,027 and $3,000, respectively, of accrued expenses listed in the accompanying balance sheets were comprised entirely of liabilities due to related parties.

7.	Letter Of Intent

On November 7 2007, the Company entered into a letter of intent (the “Letter of Intent”) with Breakthrough Venture Corp. (“Breakthrough”), pursuant to which the Company intended to combine with Breakthrough either through a merger between Breakthrough and a wholly owned subsidiary of the Company, or an exchange of shares of stock of Breakthrough for shares of common stock (“Common Stock”) of the Company (the “Merger”). The Letter of Intent expired pursuant to its terms on March 31, 2008, and had subsequently been extended to May 15, 2008, but expired on that date with no further obligation by either party.

8.	Income Taxes

The tax effects of temporary differences that give rise to significant portions of the Company’s net deferred tax assets at June 30, 2008 and December 31, 2007 are as follows:

	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Net Operating tax carry forwards	$565,344	$555,321
Gross deferred tax asset	565,344	555,321
Valuation allowance	(565,344)	(555,321)
Net deferred tax asset	$-	$-

A full valuation allowance has been recorded against the Company’s deferred tax asset because, based on the weight of available evidence, it is more likely than not that such benefits will not be realized.

The benefit from income taxes differs from the amount computed by applying the U.S. federal income tax rate of 34% to loss before income taxes for the cumulative period from May 2, 2005 (Inception) to June 30, 2008 and May 2, 2005 (Inception) to December 31, 2007 as follows:

	June 30,	December 31,
	2008	2007
	(Unaudited)

U.S. federal income tax benefit at statutory rate	$(565,344)	$(555,321)
Change in valuation allowance	565,344	555,321
Benefit from income taxes	$-	$-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Frezer, Inc. (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Description of Business

The Company was incorporated in the State of Nevada on May 2, 2005 and maintains its principal executive office at 190 Lakeview Way, Vero Beach, Florida 32963. On June 1, 2005 the Company filed a Registration Statement on Form 10-SB with the Securities and Exchange Commission (the “SEC”). Upon effectiveness of such Registration Statement, the Company became subject to the reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

The Company, based on proposed business activities, is a “blank check” company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

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

Proposed Merger

On November 7, 2007, the Company entered into a letter of intent (the “Letter of Intent”) with Breakthrough Venture Corp. (“Breakthrough”), pursuant to which the Company intended to combine with Breakthrough either through a merger between Breakthrough and a wholly owned subsidiary of the Company, or an exchange of shares of stock of Breakthrough for shares of common stock, par value $0.001 per share (the “Common Stock”) of the Company (the “Merger”). The Letter of Intent expired pursuant to its terms on March 31, 2008, and had subsequently been extended to May 15, 2008, but expired on that date with no further obligation by either party.

Liquidity and Capital Resources

As of June 30, 2008, the Company had assets equal to $7,511, comprised exclusively of cash and cash equivalents. This compares with assets of $5,775, comprised exclusively of cash and cash equivalents, as of December 31, 2007. The Company’s current liabilities as of June 30, 2008 totaled $34,216, comprised of $14,027 of accrued expenses and $20,189 of notes payable and accrued interest due to related parties. This compares to the Company’s current liabilities as of December 31, 2007 of $3,000, comprised exclusively of accrued expenses. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2008 and June 30, 2007 and for the cumulative period from May 2, 2005 (inception) to June 30, 2008:

	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007	For the Cumulative Period from May 2, 2005 (Inception) to June 30, 2008
Net cash used in operating activities	$(18,264)	$(521,758)	$(1,677,501)
Net cash used in investing activities	$0	$0	$(5,122)
Net cash provided by financing activities	$20,000	$552,855	$1,690,134
Net increase in cash and cash equivalents	$1,736	$31,097	$7,511

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

Results of Operations

For the three and six months ended June 30, 2008, the Company had no activities that produced revenues from operations.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended June 30, 2008, the Company had a net loss of $11,633, comprised of (a) legal, accounting, audit and other professional service fees of $6,126 incurred in relation to the filing of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008 in May of 2008, (b) management fees of $3,000 incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC, (c) stock transfer agent fees of $919, (d) interest expenses of $189 and (e) miscellaneous expenses of $1,399. This compares with a net loss of $14,593 for the three months ended June 30, 2007, comprised of (a) legal, accounting, audit and other professional service fees of $8,109 incurred in relation to the filing of the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2007 in May of 2007, (b) management fees of $6,000 incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC and (c) other miscellaneous operating expenses of $484.

For the six months ended June 30, 2008, the Company had a net loss of $29,480, comprised of (a) legal, accounting, audit and other professional service fees of $16,173 incurred in relation to the filing of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 in March of 2008 and Quarterly Report on Form 10-Q for the period ended March 31, 2008 in May of 2008, (b) management fees of $6,000 incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC, (c) stock transfer agent fees of $2,527, (d) interest expense of $189 and (e) miscellaneous expenses of $4,591 incurred in connection to the 1-for-20 reverse stock split that occurred in January of 2008. This compares with a net loss of $256,053 for the six months ended June 30, 2007, comprised of (a) $170,491 of operating expenses, consisting of (i) professional fees of $146,650 paid to attorneys, accountants and other consultants related to the reorganization and change of management which took place during February of 2007 and the filing of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 in February of 2007, (ii) legal, accounting, audit and other professional service fees of $8,109 incurred in relation to the filing of the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2007 in May of 2007, (iii) management fees of $8,000 incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC and (iv) other miscellaneous operating expenses of $7,732; (b) $391,526 of other non-operating expenses, comprised of $376,750 of payments made to the Company’s former executive officers under the terms of an indemnity agreement and $14,776 related to the write-off of miscellaneous prepaid expenses and other assets; (c) $(309,623) of other non-operating income, consisting of $(300,000) of previously accrued compensation due to the Company’s former executive officers that was forgiven upon execution of a liability release agreement and $(9,623) of previously accrued miscellaneous expenses that was also forgiven upon execution of a liability release agreement; and (d) interest expense of $3,659.

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

As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of our sole officer and director, the Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On April 23, 2008, Vero Management, LLC (“Vero Management”) loaned the Company the sum of twenty thousand dollars ($20,000.00). In consideration thereof, the Company issued a promissory note in the principal amount of $20,000 (the “Note”) to Vero Management, pursuant to which the principal amount thereunder shall accrue interest at the rate of five percent (5%) per annum, and such principal and all accrued interest shall be due and payable on such date that Vero Management, by delivery of written notice to the Company, demands payment of all obligations thereunder (the “Maturity Date”).

Under the Note, it shall be deemed an “Event of Default” if the Company shall: (i) fail to pay the entire principal amount of the Note when due and payable, (ii) admit in writing its inability to pay any of its monetary obligations under the Note, (iii) make a general assignment of its assets for the benefit of creditors, or (iv) allow any proceeding to be instituted by or against it seeking relief from or by creditors, including, without limitation, any bankruptcy proceedings. In the event that an Event of Default has occurred, Vero Management or any other holder of the Note may, by notice to the Company, declare the entire Note to be immediately due and payable. In the event that an Event of Default consisting of a voluntary or involuntary bankruptcy filing has occurred, then the entire Note shall automatically become due and payable without any notice or other action by Vero Management. Commencing five days after the occurrence of any Event of Default, the interest rate on the Note shall accrue at the rate of eighteen percent (18%) per annum.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation.

**3.2	Certificate of Amendment of Articles of Incorporation.

*3.3	By-Laws.

***4.1	Promissory Note issued to Vero Management, LLC, dated April 23, 2008.

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on June 1, 2005 and incorporated herein by this reference.

**	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 16, 2007 and incorporated herein by this reference.

***	Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 29, 2008, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2008	FREZER, INC.

	By:	/s/ Kevin R. Keating
Kevin R. Keating
President, Secretary and Director