Form 10-Q
period 2008-09-30
FREZER, INC.
filed 2008-11-07
CIK 1328888

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐ .

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,239,824 shares of common stock, par value $.001 per share, outstanding as of November 7, 2008.

FREZER, INC.

- INDEX -

		Page
PART I - FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets as of September 30, 2008 (Unaudited) and December 31, 2007	2

	Statements of Operations for the Three and Nine Months Ended September 30, 2008	3
	and 2007 (Unaudited) and for the Cumulative Period from May 2, 2005 (Inception)
	to September 30, 2008 (Unaudited)

	Statement of Changes in Stockholders’ Equity (Deficit) for the Cumulative Period	4
	from May 2, 2005 (Inception) to September 30, 2008 (Unaudited)

	Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007	6
	(Unaudited) and for the Cumulative Period from May 2, 2005 (Inception) to
	September 30, 2008 (Unaudited)

	Notes to Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4T.	Controls and Procedures	17

PART II - OTHER INFORMATION:

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

Signatures		20

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

Frezer, Inc.
(A Development Stage Company)
Balance Sheets

	September 30,	December 31,
	2008	2007
	(Unaudited)

Assets

Current assets
Cash and cash equivalents	$2,041	$5,775

Total current assets	2,041	5,775

Total assets	$2,041	$5,775

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accrued expenses	$14,027	$3,000
Note payable and accrued interest due to related party	20,444	-

Total current liabilities	34,471	3,000

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares
authorized; 4,239,824 and 4,141,704 shares issued
and outstanding, respectively	4,240	4,142
Additional paid-in capital	1,631,831	1,631,929
(Deficit) accumulated during the development stage	(1,668,501)	(1,633,296)

Total stockholders' equity (deficit)	(32,430)	2,775

Total liabilities and stockholders' equity (deficit)	$2,041	$5,775

The accompanying notes are an integral part of these financial statements.

Frezer, Inc.
(A Development Stage Company)
Statements of Operations

					Cumulative
					Period From
	Three Months Ended		Nine Months Ended		May 2, 2005
	September 30,		September 30,		(Inception) To
	2008	2007	2008	2007	September 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-	$-

Operating expenses
Research and development	-	-	-	-	392,412
General and administrative	5,470	9,562	34,761	180,053	1,192,359

Total operating expenses	5,470	9,562	34,761	180,053	1,584,771

Loss from operations	(5,470)	(9,562)	(34,761)	(180,053)	(1,584,771)

Other income (expense)
Interest income	-	-	-	-	2,802
Interest (expense)	(255)	-	(444)	(3,659)	(6,890)
Other income	-	-	-	309,623	311,884
Other (expense)	-	-	-	(391,526)	(391,526)

Net (loss)	$(5,725)	$(9,562)	$(35,205)	$(265,615)	$(1,668,501)

Net (loss) per share - basic and diluted	NIL*	NIL*	$(.01)	$(.07)

Weighted average number of shares of outstanding - basic and diluted	4,239,162	4,141,703	4,213,149	3,683,846

* Less than $.01 per share

The accompanying notes are an integral part of these financial statements.

Frezer, Inc.
(A Development Stage Company)
Statement of Changes In Stockholders’ Equity (Deficit)
For the Cumulative Period From May 2, 2005 (Inception) to September 30, 2008
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

Frezer, Inc.
(A Development Stage Company)
Statement of Changes In Stockholders’ Equity (Deficit)
For the Cumulative Period From May 2, 2005 (Inception) to September 30, 2008
(Unaudited)

				Deficit
				Accumulated
			Additional	during the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balances at December 31, 2006	$1,148,704	$1,149	$1,261,922	$(1,354,691)	$(91,620)

Return of common stock originally issued on
December 21, 2006 in lieu of compensation
on January 26, 2007	(372,000)	(372)	(299,628)	-	(300,000)
Issuance of common stock for cash at $0.20 per
share on February 9, 2007	3,195,000	3,195	635,805	-	639,000
Issuance of common stock for services rendered
at $0.20 per share on February 27, 2007	170,000	170	33,830	-	34,000
Net (loss)	-	-	-	(278,605)	(278,605)
Balances at December 31, 2007	4,141,704	$4,142	$1,631,929	$(1,633,296)	$2,775

Issuance of common stock associated with 1 for 20
reverse stock split (round-up of fractional
shares) during the period January 10, 2008
through August 13, 2008	98,120	98	(98)	-	-
Net (loss)	-	-	-	(35,205)	(35,205)
Balances at September 30, 2008	4,239,824	$4,240	$1,631,831	$(1,668,501)	$(32,430)

The accompanying notes are an integral part of these financial statements.

Frezer, Inc.
(A Development Stage Company)
Statements of Cash Flows

			Cumulative
			Period From
	Nine Months Ended		May 2, 2005
	September 30,		(Inception) To
	2008	2007	September 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net (loss)	$(35,205)	$(265,615)	$(1,668,501)
Adjustments to reconcile net (loss) to net
cash (used in) operating activities:
Common stock issued for services	-	34,000	265,937
Reversal of accrued payroll and other liabilities	-	(309,623)	(309,623)
Write-off of prepaid expenses and other assets	-	14,775	14,775
Depreciation expense	-	-	1,180
Changes in operating assets and liabilities:
Prepaid expenses and other assets	-	-	(10,834)
Accounts payable	-	(1,090)	3,457
Accrued expenses	11,027	(2,710)	20,194
Accrued interest	444	(2,557)	444

Net cash provided by (used in)
operating activities	(23,734)	(532,820)	(1,682,971)

Cash Flows From Investing Activities
Purchase of property and equipment	-	-	(1,180)
Increase in deposit	-	-	(3,942)

Net cash provided by (used in) investing activities	-	-	(5,122)

Cash Flows From Financing Activities
Proceeds from borrowings on notes payable	20,000	9,998	116,143
Repayment of notes payable	-	(96,143)	(96,143)
Proceeds from issuance of common stock	-	639,000	1,186,700
Common stock issued for accrued payroll	-	-	483,434

Net cash provided by financing activities	20,000	552,855	1,690,134

Net increase (decrease) in cash and cash equivalents	(3,734)	20,035	2,041

Cash and cash equivalents, beginning of period	5,775	230	-

Cash and cash equivalents, end of period	$2,041	$20,265	$2,041

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$6,216	$6,216
Supplemental Disclosure of Non-Cash
Financing Transactions
Return of common stock issued in lieu of compensation	$-	$300,000	$300,000

The accompanying notes are an integral part of these financial statements.

Frezer, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008

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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company’s annual financial statements for the year ending December 31, 2007. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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
September 30, 2008

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

Going Concern
Since inception, the Company has generated no revenues and has incurred a cumulative operating loss of $1,584,771 and a cumulative net loss of $1,668,501. Since inception, the Company has also been dependent upon the receipt of capital investment or other financing to fund its operations. The Company currently has no source of operating revenue, and has only limited working capital with which to pursue its business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for the Company to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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
September 30, 2008

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

Comprehensive Loss
Comprehensive loss is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive loss includes net loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the three and nine months ended September 30, 2008 and 2007 and for the cumulative period from May 2, 2005 (Inception) to September 30, 2008, the Company’s comprehensive loss was the same as its net loss.

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
Notes to Financial Statements
September 30, 2008

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
September 30, 2008

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

Pursuant to its certificate of incorporation, the Company is authorized to issue up to 200,000,000 shares of common stock and 10,000,000 shares of preferred stock, each with a par value of $0.001 per share. At September 30, 2008, there were 4,239,824 shares of common stock issued and outstanding (on a post reverse split basis) and no shares of preferred stock issued or outstanding.

On January 10, 2008, the Company’s Board of Directors authorized a 1-for-20 reverse stock split (“Reverse Split”) of the Company’s common stock outstanding on January 10, 2008, with special treatment for certain of the Company’s stockholders to preserve round lot stockholders.

Frezer, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008

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

As a result of the Special Treatment and round-up for fractional shares, an additional 98,120 shares of common stock were issued as a result of the Reverse Split.

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

The Management Agreement was terminated by Frezer on August 15, 2008, retroactive to July 1, 2008.

Kevin R. Keating owns and controls Vero and is also the sole officer and director of the Company. The terms of the Management Agreement were determined based on terms which the Company believes would be available to it from third parties on an arms’ length basis.

For the three months ended September 30, 2008 and 2007, the Company recorded $0 and $3,000, respectively, of managerial and administrative expenses associated with this agreement which are included as a component of general and administrative expenses in the accompanying statements of operations.

For the nine months ended September 30, 2008 and 2007, the Company recorded $6,000 and $11,000, respectively, of managerial and administrative expenses associated with this agreement which are included as a component of general and administrative expenses in the accompanying statements of operations.

Frezer, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008

Note Payable
On April 23, 2008, the Company borrowed $20,000 from Vero under an unsecured promissory note bearing interest at 5.0% per annum, with principal and interest due and payable upon demand.

For the three and nine months ended September 30, 2008 and 2007, the Company recognized $255 and $444, respectively, of interest expense in relation to this outstanding related party note payable.

Other
As of September 30, 2008 and December 31, 2007, the $14,027 and $3,000, respectively, of accrued expenses listed in the accompanying balance sheets were comprised entirely of liabilities due to related parties.

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

The tax effects of temporary differences that give rise to significant portions of the Company’s net deferred tax assets at September 30, 2008 and December 31, 2007 are as follows:

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Net Operating tax carry forwards	$567,290	$555,321
Gross deferred tax asset	567,290	555,321
Valuation allowance	(567,290)	(555,321)
Net deferred tax asset	$-	$-

A full valuation allowance has been recorded against the Company’s deferred tax asset because, based on the weight of available evidence, it is more likely than not that such benefits will not be realized.

Frezer, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008

The benefit from income taxes differs from the amount computed by applying the U.S. federal income tax rate of 34% to loss before income taxes for the cumulative period from May 2, 2005 (Inception) to September 30, 2008 and May 2, 2005 (Inception) to December 31, 2007 as follows:

	September 30,	December 31,
	2008	2007
	(Unaudited)

U.S. federal income tax benefit at statutory rate	$(567,290)	$(555,321)
Change in valuation allowance	567,290	555,321
Benefit from income taxes	$-	$-

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

Proposed Merger

On November 7, 2007, the Company entered into a letter of intent (the “Letter of Intent”) with Breakthrough Venture Corp. (“Breakthrough”), pursuant to which the Company intended to combine with Breakthrough either through a merger between Breakthrough and a wholly owned subsidiary of the Company, or an exchange of shares of stock of Breakthrough for shares of Common Stock of the Company (the “Merger”). The Letter of Intent expired pursuant to its terms on March 31, 2008, and had subsequently been extended to May 15, 2008, but expired on that date with no further obligation by either party.

Liquidity and Capital Resources

As of September 30, 2008, the Company had assets equal to $2,041, comprised exclusively of cash and cash equivalents. This compares with assets of $5,775, comprised exclusively of cash and cash equivalents, as of December 31, 2007. The Company’s current liabilities as of September 30, 2008 totaled $34,471, comprised of $14,027 of accrued expenses and $20,444 of notes payable and accrued interest due to related parties. This compares to the Company’s current liabilities as of December 31, 2007 of $3,000, comprised exclusively of accrued expenses. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2008 and 2007 and for the cumulative period from May 2, 2005 (inception) to September 30, 2008:

	For the Nine Months Ended September 30, 2008	For the Nine Months Ended September 30, 2007	For the Cumulative Period from May 2, 2005 (Inception) to September 30, 2008
Net cash used in operating activities	$(23,734)	$(532,820)	$(1,682,971)
Net cash used in investing activities	$0	$0	$(5,122)
Net cash provided by financing activities	$20,000	$552,855	$1,690,134
Net increase/(decrease) in cash and cash equivalents	$(3,734)	$20,035	$2,041

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

Results of Operations

For the three and nine months ended September 30, 2008, the Company had no activities that produced revenues from operations.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to consummate the Merger.

For the three months ended September 30, 2008, the Company had a net loss of $5,725, comprised of (a) legal, accounting, audit and other professional service fees of $4,926 incurred in relation to the filing of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008 in August of 2008, (b) stock transfer agent fees of $544 and (c) interest expenses of $255. This compares with a net loss of $9,562 for the three months ended September 30, 2007, comprised of (a) legal, accounting, audit and other professional service fees of $6,104 incurred in relation to the filing of the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2007 in August of 2007, (b) management fees of $3,000 incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC and (c) other miscellaneous operating expenses of $458.

For the nine months ended September 30, 2008, the Company had a net loss of $35,205, comprised of (a) legal, accounting, audit and other professional service fees of $21,099 incurred in relation to the filing of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 in March of 2008, Quarterly Report on Form 10-Q for the period ended March 31, 2008 in May of 2008, and Quarterly Report on Form 10-Q for the period ended June 30, 2008 in August of 2008, (b) management fees of $6,000 incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC, (c) stock transfer agent fees of $3,070, (d) interest expense of $444 and (e) miscellaneous expenses of $4,592 incurred in connection to the 1-for-20 reverse stock split that occurred in January of 2008. This compares with a net loss of $265,615 for the nine months ended September 30, 2007, comprised of (a) $180,053 of operating expenses, consisting of (i) professional fees of $146,650 paid to attorneys, accountants and other consultants related to the reorganization and change of management which took place during February of 2007 and the filing of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 in February of 2007, (ii) legal, accounting, audit and other professional service fees of $14,213 incurred in relation to the filing of the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2007 in May of 2007 and Quarterly Report on Form 10-QSB for the period ended June 30, 2007 in August of 2007, (iii) management fees of $11,000 incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC and (iv) other miscellaneous operating expenses of $8,190; (b) $391,526 of other non-operating expenses, comprised of $376,750 of payments made to the Company’s former executive officers under the terms of an indemnity agreement and $14,776 related to the write-off of miscellaneous prepaid expenses and other assets; (c) $(309,623) of other non-operating income, consisting of $(300,000) of previously accrued compensation due to the Company’s former executive officers that was forgiven upon execution of a liability release agreement and $(9,623) of previously accrued miscellaneous expenses that was also forgiven upon execution of a liability release agreement; and (d) interest expense of $3,659.

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

As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

The management agreement (“Management Agreement”) dated February 27, 2007 and amended July 1, 2007, between the Company and Vero Management, L.L.C., (“Vero”) under which Vero had agreed to provide a broad range of managerial and administrative services to the Company was terminated by Frezer on August 15, 2008, retroactive to July 1, 2008.

Item 6. Exhibits.

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation.

**3.2	Certificate of Amendment of Articles of Incorporation.

*3.2	By-Laws.

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

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

FREZER, INC.

Dated: November 7, 2008	By:	/s/ Kevin R. Keating
Kevin R. Keating President, Secretary and Director