Form 10-K
period 2008-12-31
FREZER, INC.
filed 2009-02-05
CIK 1328888

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2008

                         Commission File Number 0-51336

                                  FREZER, INC.
                                  ------------
                 (Name of Small Business Issuer in its charter)

                Nevada                              02-2777600
                ------                              ----------
     (State or other jurisdiction    (I.R.S. employer identification number)
    of incorporation or formation)

 190 Lakeview Way, Vero Beach, Florida                 32963
 -------------------------------------                 -----
(Address of principal executive offices)             (Zip Code)

                                 (772) 231-7544
                                 --------------
                           (Issuer's telephone number)

           Securities to be registered under Section 12(b) of the Act:

                None                                        None
                ----                                        ----
(Title of each class to be so registered)   (Name of each Exchange on which each
                                                 class is to be registered)

      Securities to be registered under Section 12(g) of the Exchange Act:

                              Common Stock, $0.001
                              --------------------
                              (Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

   Large accelerated filer [ ]                  Accelerated filer [ ]

   Non-accelerated  (Do not check if a          Smaller reporting company [X]
   smaller reporting company) filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes [X] No [ ]

The Company's revenues for the fiscal year end December 31, 2008 were $0.

As of January 26, 2009, there were 682,000 shares of the registrant's common stock held by non-affiliates. As of January 26, 2009, there were 4,267,000 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None



                                           TABLE OF CONTENTS

PART I
------
Item 1.  Business                                                                                     1
Item 1A. Risk Factors                                                                                 4
Item 1B. Unresolved Staff Comments                                                                    9
Item 2.  Properties                                                                                   9
Item 3.  Legal Proceedings                                                                            9
Item 4.  Submission of Matters to a Vote of Security Holders                                          9

PART II
-------
Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters                          10
         and Issuer Purchases of Equity Securities
Item 6.  Selected Financial Data                                                                     12
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations       12
Item 7A. Quantitative and Qualitative Disclosures about Market Risk                                  14
Item 8.  Financial Statements and Supplementary Data                                                 14
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure        30
Item 9A. Controls and Procedures                                                                     30
Item 9B. Other Information                                                                           30

PART III
--------
Item 10. Directors, Executive Officers and Corporate Governance                                      31
Item 11. Executive Compensation                                                                      33
Item 12. Security Ownership of Certain Beneficial Owners and Management and                          35
         Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions, and Director Independence                   36
Item 14. Principal Accounting Fees and Services                                                      37

PART IV
-------
Item 15. Exhibits, Financial Statement Schedules                                                     37

         Signatures                                                                                  39

         Certifications                                                                              40


                           FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Frezer, Inc. (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                                     PART I

Item 1. Business.

Introduction and History

     Frezer, Inc. ("we", "us", "our", or the "Company") was incorporated in the State of Nevada on May 2, 2005 and maintains its principal executive offices at 190 Lakeview Way, Vero Beach, FL 32963. The Company was previously a wholly owned subsidiary of BMXP Holdings, Inc., then known as Bio-Matrix Scientific Group, Inc. ("BMXG"), a Delaware corporation engaged primarily in the development of medical devices. The board of directors of BMXG voted to distribute all shares of the Company's common stock, par value $0.001 per share (the "Common Stock"), held by BMXG to holders of BMXG common stock of record as of May 31, 2005. On June 15, 2005, these stockholders received one share of the Company's Common Stock for each share of BMXG common stock.

     On June 1, 2005, the Company filed a registration statement on Form 10-SB with the Securities and Exchange Commission (the "SEC"). Upon effectiveness of such registration statement, the Company has been subject to the reporting requirements under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

     From inception to July 11, 2006 the Company's objective was to operate in the field of stem cell banking and regenerative medicine. However, on July 11, 2006, the Company's board of directors (the "Board of Directors") unanimously approved resolutions to abandon all plans to develop a stem cell banking facility and market that facility's services.

     Commencing on July 11, 2006, the Company shifted its focus to (i) the development and marketing of intellectual property relating to the Cryo-Chip, which was designed to provide an extensive line of stem cells for research and development, and (ii) the development and marketing of intellectual property relating to cryogenic storage tank modifications for increased storage capacity.

Reverse Stock Split

     On January 10, 2008, the Company's Board of Directors adopted, and holders of a majority of our issued and outstanding shares of Common Stock approved, by written consent, a 1-for-20 reverse stock split (the "Reverse Split") of the Company's common stock outstanding, with special treatment for certain of the Company's stockholders to preserve round lot stockholders.

     The Reverse Split provided special treatment to stockholders of record as of the record date of January 10, 2008 (the "Record Date") holding fewer than 2,000 shares of common stock to prevent those stockholders from holding less than 100 shares after the Reverse Split (the "Special Treatment"). Accordingly, stockholders who held less than 2,000 shares but at least 100 shares of common stock as of the Record Date and who continued to hold such shares as of the effective date of the Reverse Split on February 26, 2008 (the "Effective Date"), received 100 shares of common stock. Stockholders who purchased less than 2,000 shares but at least 100 shares after the Record Date and who continued to hold such shares as of the Effective Date were not afforded the Special Treatment. No special treatment was afforded to stockholders who held less than 100 shares on the Record Date. No fractional shares were issued for any fractional share interest created by the Reverse Split. Any stockholder who would have otherwise received a fractional share instead received a full share of common stock for any fractional share interests created by the Reverse Split.

     As a result of the Special Treatment and round-up for fractional shares, an additional 125,296 shares of common stock were issued in connection with and as a part of the Reverse Split. All share numbers in this Annual Report and the financial statements included herein are shown on a post-Reverse Split basis.

Change in Control

     On February 1, 2007, the Company and KI Equity Partners IV, LLC ("KI Equity"), a Delaware limited liability company, entered into a securities purchase agreement (the "Purchase Agreement") pursuant to which the Company sold 3,195,000 shares of Common Stock for an aggregate purchase price of $639,000 to KI Equity. The Company sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of Securities Act of 1933, as amended (the "Securities Act") and/or Rule 506 of Regulation D promulgated thereunder. The closing of the transactions under the Purchase Agreement occurred on February 22, 2007. Additionally, KI Equity purchased an aggregate of 305,000 shares of Common Stock from Brian F. Pockett, the former Chief Operating Officer of the Company ("Pockett"), Geoffrey O'Neill, the former President of the

Company ("O'Neill") and Bombardier Pacific Ventures, Inc., a Nevada corporation controlled by David R. Koos, the former Chairman and Chief Executive Officer of Frezer ("Bombardier") (collectively, the "Former Principals") for an aggregate purchase price equal to $61,000. As a result of KI Equity's purchase of the aggregate of 3,500,000 shares of Common Stock, the Company experienced a change in control (the "Change in Control").

     In connection with the Change in Control, the Company granted certain demand and piggyback registration rights to KI Equity with respect to its shares of Common Stock. At the closing of the Change in Control (the "Closing"), the Company and KI Equity entered into a registration rights agreement (the "Registration Rights Agreement") granting the foregoing registration rights.

     Immediately prior to the Closing, the Former Principals entered into a certain indemnity agreement with the Company (the "Indemnity Agreement"). Under the Indemnity Agreement, the Former Principals agreed to indemnify and hold the Company harmless from all liabilities and obligations related to the period prior to Closing ("Damages"). Except for indemnity claims related to taxes, the Company was not entitled to indemnification for any Damages in excess of $499,700, and no demand or claim for indemnification may be made after second anniversary of the Closing. As consideration for providing the indemnification, the Company agreed to pay the Principals an aggregate sum of $376,750, of which $25,000 was held in escrow for ninety days following the Closing to satisfy any indemnification claims pursuant to the Indemnity Agreement.

     In connection with the Purchase Agreement, and as a condition to the Closing, the Principals agreed to terminate any and all agreements and contracts with the Company and irrevocably release the Company from any and all debts, liabilities and obligations, pursuant to the terms and conditions of a certain release agreement (the "Release Agreement") which was executed at the Closing.

     Effective as of the Closing, in accordance with the terms of the Purchase Agreement, the then existing officers and directors of the Company resigned, and Kevin R. Keating was appointed as the President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer and sole director of the Company. The principal executive office of the Company was moved to 936A Beachland Boulevard, Suite 13, Vero Beach, FL 32963, and has since been moved to the Company's current location at 190 Lakeview Way, Vero Beach, FL 32963.

Current Business

     Following the Change in Control, Kevin R. Keating commenced an investigation to determine whether to continue or to cease the then-present operations of the Company. Mr. Keating determined it to be in the best interests of the Company to permanently suspend its operations.

     The Company's current business strategy is to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company's principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

     Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the "Securities Act"), the Company qualifies as a "shell company," because it has no or nominal assets (other than cash) and no or nominal operations. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

     The analysis of new business opportunities will be undertaken by or under the supervision of Kevin R. Keating, the sole officer and director of the Company. As of the filing of this Annual Report, the Company has not entered into a definitive agreement with any party regarding a possible business combination involving the Company. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business combinations. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

     (i) Potential for growth, indicated by new technology, anticipated market expansion or new products;

     (ii) Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

     (iii) Strength and diversity of management, either in place or scheduled for recruitment;

     (iv) Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

     (v) The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials; (vi) The extent to which the business opportunity can be advanced;

     (vii) The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

     (viii) Other relevant factors.

     In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

     On November 7, 2007, the Company entered into a letter of intent (the "Letter of Intent") with Breakthrough Venture Corp. ("Breakthrough"), pursuant to which the Company intended to combine with Breakthrough either through a merger between Breakthrough and a wholly owned subsidiary of the Company, or an exchange of shares of stock of Breakthrough for shares of the Company's common stock. The Letter of Intent expired pursuant to its terms on March 31, 2008, and had subsequently been extended to May 15, 2008, but expired on that date with no further obligation by either party.

Form of Potential Business Combination

     The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

     It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under
Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code") depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders of the Company would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders of the Company may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to a business combination with an operating entity.

     The present stockholders of the Company will likely not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, the Company's sole director may resign and one or more new directors may be appointed without any vote by stockholders.

     In the case of a business combination, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

     It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

Reports to Security Holders

     (i) The Company is not required to deliver an annual report to security holders and at this time does not anticipate the distribution of such a report.

     (ii) The Company will file reports with the SEC. The Company is currently a reporting company and intends to comply with the requirements of the Exchange Act.

     The public may read and copy any materials the Company files with the SEC in the SEC's Public Reference Section, Room 1580, 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Section by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

Competition

     The Company will face vast competition from other shell companies that desire to seek a potential business combination with a private company seeking the perceived advantages of being a publicly held corporation. The Company will be in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Employees

     We presently have no employees. Our sole officer and director is engaged in outside business activities and anticipates that he will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, in connection with a business combination.

Item 1A. Risk Factors.

An investment in the Company is highly speculative in nature and involves an extremely high degree of risk. A prospective investor should consider the possibility of the loss of the investor's entire investment and evaluate all information about us and the risk factors discussed below in relation to his financial circumstances before investing in us.

There may be conflicts of interest between our management and the stockholders of the Company.

     Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of the stockholders of the Company. A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders. In addition, Kevin R. Keating, our sole officer and director, is currently involved with other public shell companies and conflicts in the pursuit of business combinations with such other public shell companies with which he is, and may in the future be, affiliated with may arise. If we and the other public shell companies that management is affiliated with desire to take advantage of the same opportunity, then members of management that are affiliated with both companies would abstain from voting upon the opportunity. In the event of identical officers and directors, or members of management, such individuals will arbitrarily determine the company that will be entitled to proceed with the proposed transaction.

     Kevin R. Keating, the Company's sole officer and director, is the father of Timothy J. Keating, the principal member of Keating Investments, LLC ("Keating Investments"). Keating Investments is the managing member of KI Equity, the

Company's controlling stockholder. Timothy J. Keating is the manager of KI Equity. It is possible that Keating Investments may be engaged to act as an advisor or finder for the Company in connection with a possible business combination.

We have no current operating business.

     We currently have no relevant operating business, revenues from operations, or assets. Our business plan is to seek a merger or business combination with an operating business. We may not realize any revenue unless and until we successfully combine with an operating business. We face all of the risks inherent in the investigation, acquisition, or involvement in a new business opportunity. An investor's purchase of any of our securities must be regarded as placing funds at a high risk in a new or "start-up" venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination. The Company is dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations. Our financial statements indicate that without additional capital, there is substantial doubt as to our ability to continue as a going concern.

There is competition for those private companies suitable for a business combination of the type contemplated by management.

     We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking business combinations with operating entities that desire to become public companies. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Our future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

     The nature of our operations is highly speculative, and there is a consequent risk of loss of your investment. The success of our plan of operations will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control. In addition, even if we complete a business combination, there is no assurance that the business we acquire will generate revenues or profits, or that the value of our common stock will increase as a result of the acquired business opportunity.

We only intend to acquire a single business opportunity and thus your investment will lack diversification.

     Because of our limited financial resources, it is unlikely that we will be able to diversify our acquisitions or operations. The inability to diversify our activities into more than one area will subject our investors and stockholders to economic fluctuations within a particular business or industry and therefore increase the risks associated with the investment. We only intend to engage in a business combination with one operating entity.

We have no existing agreement for a business combination or other transaction.

     We have no definitive agreement with respect to engaging in a business combination with an operating business. We are typically in ongoing discussions involving a number of potential business opportunities at any given time. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations. Further, management will seek to structure any such business combination so as not to require stockholder approval.

Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

     While seeking a business combination, management anticipates devoting very limited time to the Company's affairs. Our sole officer has not entered into a written employment agreement with us and is not expected to do so in the foreseeable future; however, our sole officer and director may receive compensation in connection with a business combination. This limited commitment may adversely impact our ability to identify and consummate a successful business combination. To supplement our search activities, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. Some of these outside advisors may be our affiliates or their affiliated entities. The selection of any such advisors will be made by our management without any input from stockholders, and the engagement of such persons may reduce the value of your investment.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

     Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering two or three years, depending on the size of the target company. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. Further, the internal control management assessment and auditor attestation requirements under Section 404 of the Sarbanes-Oxley Act of 2002 may limit the number of suitable acquisition prospects if they cannot, or are unwilling to, comply with these requirements.

The Company may be subject to further government regulation which would adversely affect our operations.

     Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the "Investment Company Act"), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, which we do not intend to do, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

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

Shares of our common stock are currently very thinly traded, and liquidity of shares of our common stock is limited.

     Shares of our common stock are, and we expect will continue to be, very thinly traded, and the price if traded may not reflect the value of the Company. In connection with a future business combination, we may have to undertake a reverse split of our shares, which split may not reflect the value of the Company at that time. There can be no assurance that there will be an active market for our shares either now or after we complete the business combination. The market liquidity will be dependent on the perception of the operating business and any steps that its management might take to bring the company to the awareness of investors. There can be no assurance given that there will be any awareness generated. Consequently investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. If a more active market should develop, the price of common stock may be highly volatile.

     Because there may be a low price for our securities, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in the securities, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

     Our shares of common stock are currently quoted the Over-the-Counter Bulletin Board ("OTC BB"). Following a business combination, we may seek the listing of our common stock on the NASDAQ Global Market, NASDAQ Capital Market or a national exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of any of these quotation systems or exchanges, or that we will be able to maintain a listing of our common stock on any of these quotation systems or exchanges.

     Even if we complete a business combination, we are not certain that any trading market on our shares of common stock will develop or, if it develops, whether such trading market will be sustained. Investors should understand that there may be no alternative exit strategy for them to recover or liquidate their investments in our common stock. Accordingly, investors must be prepared to bear the entire economic risk of an investment in our common stock for an indefinite period of time.

     In addition, we will be subject to certain SEC rules that impose various requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. The requirement that broker-dealers comply with this rule will deter broker-dealers from recommending or selling our common stock, thus further adversely affecting the liquidity and share price of our common stock, as well as our ability to raise additional capital.

     The majority of our shares currently outstanding are "restricted securities" within the meaning of Rule 144 under the Securities Act. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemption from registration under the Securities Act and as required under applicable state securities laws. Rule 144 currently provides that a non-affiliated person (and who has not been an affiliate during the prior three months) may sell all of his restricted securities in a reporting company beginning six months after purchase, provided the issuer remains current in its reporting obligations during the next six months. However, an affiliated person may sell his restricted securities beginning six months after purchase, provided the following conditions are met: (i) the issuer is current in its reporting obligations, (ii) all sales are in brokerage transactions, (iii) a Form 144 is filed, and (iv) during every three months the number of shares sold that does not exceed 1.0% of a company's outstanding common stock. A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to subsequent registrations of our shares, may have a depressive effect upon the price of our shares in any market that may develop.

     The availability of the exemption from registration provided by Rule 144 is, however, limited in the case of the resale of shares initially acquired when the issuer was a shell company or former shell company. Rule 144(i) provides that shares initially acquired when the issuer was a shell company or former shell company may not be resold under Rule 144 until the following conditions are satisfied: (i) the issuer has ceased to be a shell company, (ii) the issuer is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act, (iii) the issuer has filed all reports required under the Exchange Act (other than Form 8-K reports) during the preceding 12 months, and (iv) one year has elapsed since the issuer filed Form 10 information reflecting it is no longer a shell company. The Company currently has 4,267,000 shares of common stock outstanding, of which approximately 3,670,000 shares are subject to the limitation under Rule 144(i).

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

There are issues impacting liquidity of our securities with respect to the SEC's review of a future resale registration statement.

     A majority of our shares of common stock currently outstanding are "restricted securities," and the holders thereof have certain registration rights. As such, following the business combination, we will likely file a resale registration statement on Form S-1, or some other available form, to register for resale such shares of common stock. In some cases, we are obligated to file a registration statement for certain restricted shares pursuant to certain registration rights agreements. We cannot control this future registration process in all respects as some matters are outside our control. Even if we are successful in causing the effectiveness of the resale registration statement, there can be no assurances that the occurrence of subsequent events may not preclude our ability to maintain the effectiveness of the registration statement. Any of the foregoing items could have adverse effects on the liquidity of our shares of common stock. Further, a sale of our shares pursuant to an effective registration may have a depressive effect upon the price of our shares in any market that may develop.

     In addition, the SEC has recently disclosed that it has developed internal guidelines concerning the use of a resale registration statement to register the securities issued to certain investors in private investment in public equity ("PIPE") transactions, where the issuer has a market capitalization of less than $75 million and, in general, does not qualify to file a registration statement on Form S-3 to register its securities. The SEC has taken the position that these smaller issuers may not be able to rely on Rule 415 under the Securities Act ("Rule 415"), which generally permits the offer and sale of securities on a continued or delayed basis over a period of time, but instead would require that the issuer offer and sell such securities in a direct or "primary" public offering, at a fixed price, if the facts and circumstances are such that the SEC believes the investors seeking to have their shares registered are underwriters and/or affiliates of the issuer. It appears that the SEC in most cases will permit a registration for resale of up to one third of the total number of shares of common stock then currently owned by persons who are not affiliates of such issuer and, in some cases, a larger percentage depending on the facts and circumstances. Staff members also have indicated that an issuer in most cases will have to wait until the later of six months after effectiveness of the first registration or such time as substantially all securities registered in the first registration are sold before filing a subsequent registration on behalf of the same investors. Since, following a reverse merger or business combination, we may have only a limited number of tradable shares of common stock, it is unclear as to how many, if any, shares of common stock the SEC will permit us to register for resale, but SEC staff members have indicated a willingness to consider a higher percentage in connection with registrations following reverse mergers with shell companies such as the Company. The SEC may require as a condition to the declaration of effectiveness of a resale registration statement that we reduce or "cut back" the number of shares of common stock to be registered in such registration statement. The result of the foregoing is that a stockholder's liquidity in our common stock may be adversely affected in the event the SEC requires a cut back of the securities as a condition to allow the Company to rely on Rule 415 with respect to a resale registration statement, or, if the SEC requires us to file a primary registration statement.

We have never paid dividends on our common stock.

     We have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

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

The Company intends to issue more shares in a business combination, which will result in substantial dilution.

     Our Certificate of Incorporation, as amended, authorizes the issuance of a maximum of 200,000,000 shares of common stock and a maximum of 10,000,000 shares of preferred stock. Any business combination effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such business combination transaction may be valued on an arbitrary or non-arm's-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock may be materially adversely affected. Our Board of Directors is also empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of its authorized preferred stock, there can be no assurance that the Company will not do so in the future.

Our principal stockholders may engage in a transaction to cause the Company to repurchase its shares of common stock.

     In order to provide an interest in the Company to third parties, our principal stockholders may choose to cause the Company to sell Company securities to one or more third parties, with the proceeds of such sale(s) being utilized by the Company to repurchase shares of common stock held by them. As a result of such transaction, our management, principal stockholder(s) and Board of Directors may change.

The Company has conducted no market research or identification of business opportunities, which may affect our ability to identify a business to merge with or acquire.

     The Company has not conducted market research concerning prospective business opportunities, nor have others made the results of such market research available to the Company. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

Because we may seek to complete a business combination through a "reverse merger," following such a transaction we may not be able to attract the attention of major brokerage firms.

     Additional risks may exist since we will assist a privately held business to become public through a "reverse merger." Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

Item 1B. Unresolved Staff Comments.

     As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2. Properties.

     The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its sole officer and director at no cost. Management estimates such amounts to be immaterial. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

     Presently, there are not any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

     Our common stock was approved for quotation on the OTC BB on September 28, 2006 and initially traded under the symbol FRZR. In connection with the Reverse Split which became effective February 26, 2008, our symbol on the OTC BB was changed to FREZ.

     The table below sets forth the reported high and low bid prices for the periods indicated. The bid prices shown reflect quotations between dealers, without adjustment for markups, markdowns or commissions, and may not represent actual transactions in our securities. All prices have been adjusted retroactively to reflect the 1-for-20 reverse stock split effective February 26, 2008. Shares of our common stock are very thinly traded, and the price if traded may be highly volatile and may not reflect the value of the Company.

Per Share Common Stock Bid Prices by Quarter*


                 For the Fiscal Year Ended on December 31, 2008
                 ----------------------------------------------

                                                      High*          Low*
                                                      -----          ----

   Quarter Ended March 31, 2008                    $   10.01      $     0.30
   Quarter Ended June 30, 2008                     $   10.01      $     0.15
   Quarter Ended September 30, 2008                $    0.20      $     0.10
   Quarter Ended December 31, 2008                 $    0.15      $    0.025


                 For the Fiscal Year Ended on December 31, 2007
                 ----------------------------------------------

                                                      High*          Low*
                                                      -----          ----

   Quarter Ended March 31, 2007                    $    4.20      $    1.80
   Quarter Ended June 30, 2007                     $    4.00      $    2.40
   Quarter Ended September 30, 2007                $    2.60      $    0.80
   Quarter Ended December 31, 2007                 $    2.40      $    0.80

     * Prices obtained from , a service of Market Watch, Inc. All prices have been adjusted retroactively to reflect the 1-for-20 reverse stock split effective February 26, 2008.

Common and Preferred Stock

     The Company is authorized by its Certificate of Incorporation, as amended, to issue an aggregate of 210,000,000 shares of capital stock, of which 200,000,000 are shares of common stock, par value $0.001 per share (the "Common Stock") and 10,000,000 are shares of preferred stock, par value $0.001 per share (the "Preferred Stock").

Common Stock

     All outstanding shares of Common Stock are of the same class and have equal rights and attributes. The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of stockholders of the Company. All stockholders are entitled to share equally in dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available. In the event of liquidation, the holders of Common Stock are entitled to share ratably in all assets remaining after payment of all liabilities. The stockholders do not have cumulative or preemptive rights.

Preferred Stock

     Our Certificate of Incorporation, as amended, authorizes the issuance of up to 10,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of our authorized Preferred Stock, there can be no assurance that the Company will not do so in the future.

     The description of certain matters relating to the securities of the Company is a summary and is qualified in its entirety by the provisions of the Company's Certificate of Incorporation and By-Laws, copies of which have been filed or incorporated by reference as exhibits to this Form 10-K.

Holders

     As of January 26, 2009, there were approximately 544 holders of record of our common stock and an indeterminate number of beneficial holders who held our common stock in street name.

Dividends

     The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Penny Stock Regulations

     Our securities are subject to the SEC's "penny stock" rules. The penny stock rules may affect the ability of owners of our shares to sell them. There may be a limited market for penny stocks due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investors in penny stocks often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers might be greater than any profit an investor may make. Because of large spreads that market makers quote, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor.

     Our securities are also subject to the SEC's rule that imposes special sales practice requirements upon broker-dealers that sell such securities to other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investor" means, in general terms, institutions with assets exceeding $5,000,000 or individuals having net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of purchasers of our securities to buy or sell in any market.

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

     On February 22, 2007, the Company issued 3,195,000 shares of Common Stock to KI Equity for aggregate proceeds equal to $639,000.

     On February 27, 2007, the Company issued 85,000 shares of Common Stock to Garisch Financial, Inc. ("GFI") for consulting services rendered to the Company valued at $17,000.

     On February 27, 2007, the Company also issued 85,000 shares of Common Stock to Kevin R. Keating, our sole officer and director, for services rendered to the Company valued at $17,000.

     The Company sold these shares of Common Stock described above under the exemption from registration provided by Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

     In connection with the issuances of common stock to KI Equity, GFI and Kevin R. Keating, as described above, the Company granted to the holders of these shares certain demand and piggyback registration rights.

Reverse Stock Split

     On January 10, 2008, the Company's Board of Directors adopted, and holders of a majority of our issued and outstanding shares of Common Stock approved, by written consent, a 1-for-20 reverse stock split (the "Reverse Split") of the Company's common stock outstanding, with special treatment for certain of the Company's stockholders to preserve round lot stockholders.

     The Reverse Split provided special treatment to stockholders of record as of the record date of January 10, 2008 (the "Record Date") holding fewer than 2,000 shares of common stock to prevent those stockholders from holding less than 100 shares after the Reverse Split (the "Special Treatment"). Accordingly, stockholders who held less than 2,000 shares but at least 100 shares of common stock as of the Record Date and who continued to hold such shares as of the effective date of the Reverse Split on February 26, 2008 (the "Effective Date"), received 100 shares of common stock. Stockholders who purchased less than 2,000 shares but at least 100 shares after the Record Date and who continued to hold such shares as of the Effective Date were not afforded the Special Treatment. No special treatment was afforded to stockholders who held less than 100 shares on the Record Date. No fractional shares were issued for any fractional share interest created by the Reverse Split. Any stockholder who would have otherwise received a fractional share instead received a full share of common stock for any fractional share interests created by the Reverse Split.

     As a result of the Special Treatment and round-up for fractional shares, an additional 125,296 shares of common stock were issued in connection with and as a part of the Reverse Split. All share numbers in this Annual Report and the financial statements included herein are shown on a post-Reverse Split basis.

Item 6. Selected Financial Data.

     As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Plan of Operation

     The Company currently does not engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury.

     During the next twelve months we anticipate incurring costs related to: (i) the filing of reports under the Exchange Act, and (ii) consummating a business combination.

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

Results of Operations

     For the years ended December 31, 2008 and 2007, the Company had no activities that produced revenues from operations. The Company currently does not engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury. During the next twelve months we anticipate incurring costs related to: (i) the filing of reports under the Exchange Act, and (ii) consummating a business combination. We believe we will be able to meet these costs through the use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

Year ended December 31, 2008

     For the year ended December 31, 2008, the Company had a net loss of $40,518 and incurred $39,819 of operating expenses, comprised of (i) professional fees paid to attorneys, accountants and other consultants and service providers in connection with the Company's filing of the Annual and Quarterly Reports during and for the fiscal year ended December 31, 2008 totaling $24,618, (ii) transfer agent fees of $4,609, (iii) management fees of $6,000 incurred in relation to a broad range of managerial and administrative services provided by Vero, and (iv) other miscellaneous operating expenses of $4,592. Vero is owned and controlled by Kevin R. Keating, the Company's sole officer and director, and provides managerial ands administrative services to the Company pursuant to the Management Agreement, which was terminated effective July 1, 2008.

     For the year ended December 31, 2008, the Company incurred $699 of other non-operating expenses, comprised of interest accrued under a promissory note of $20,000 issued by the Company to Vero.

Year ended December 31, 2007

     For the year ended December 31, 2007, the Company had a net loss of $278,605 and incurred $193,043 of operating expenses, comprised of (i) professional fees paid to attorneys, accountants and other consultants and service providers totaling $146,650 related to the Change of Control transaction which occurred in February of 2007 and the filing of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006, (ii) legal, accounting, audit and other professional service fees of $19,449 incurred in relation to the filing of the Company's Quarterly Reports during its fiscal year ended December 31, 2007, (iii) management fees of $14,000 incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC ("Vero"), and (iv) other miscellaneous operating expenses of $12,944.

     For the year ended December 31, 2007, the Company incurred $391,526 of other non-operating expenses, comprised of $376,750 of payments made to the Company's former executive officers under the terms of an indemnity agreement and $14,776 related to the write-off of miscellaneous prepaid expenses and other assets.

     For the year ended December 31, 2007, the Company recorded $309,623 of other non-operating income, comprised of $300,000 of previously accrued compensation due to the Company's former executive officers that was forgiven upon execution of a liability release agreement and $9,623 of previously accrued miscellaneous expenses that were also forgiven upon execution of a liability release agreement.

Liquidity and Capital Resources

     As of December 31, 2008, the Company had assets equal to $584, comprised exclusively of cash and cash equivalents. The Company's current liabilities as of December 31, 2008 totaled $38,327, comprised of a note and accrued interest thereon payable to Vero of $20,699, management fees due to Vero of $9,000, miscellaneous expenses reimbursable to Keating Investments, LLC of $5,027, and accounts payable to vendors of $3,601.

     On April 23, 2008, the Company borrowed $20,000 from Vero under an unsecured promissory note payable upon demand. On January 9, 2009, the Company borrowed an additional $8,750 from Vero under an unsecured promissory note payable upon demand. The proceeds of the notes were used or will be used for working capital purposes. Vero is owned and controlled by Kevin R. Keating, the Company's sole officer and director.

     On January 9, 2009, the Company borrowed $8,750 from Keating Investments under an unsecured promissory note payable upon demand. The proceeds of the note were used or will be used for working capital purposes. Keating Investments is the managing member of KI Equity, the Company's controlling stockholder. Timothy
J. Keating is the principal member of Keating Investments and is the manager of KI Equity. Kevin R. Keating, the Company's sole director and officer, is the father of Timothy J. Keating.

     The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

                                                                                 Cumulative Period
                                                                                  from May 2, 2005
                                            Year ended          Year ended        (Inception) to
                                         December 31, 2008   December 31, 2007   December 31, 2008
                                         -----------------   -----------------   -----------------

Net cash used in operating activities       $   (25,191)       $  (547,310)         $(1,684,428)
Net cash used in investing activities              --                 --                 (5,122)
Net cash provided by financing activities        20,000            552,855            1,690,134
                                            -----------        -----------          -----------

Net effect on cash                          $    (5,191)       $     5,545          $       584
                                            ===========        ===========          ===========


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

Off-Balance Sheet Arrangements

     The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

     As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

     As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 8. Financial Statements and Supplementary Data.

     The financials statements begin on the following page.





                                       Frezer, Inc.
                               (A Development Stage Company)
                               Index to Financial Statements
------------------------------------------------------------------------------------------


                                                                                      Page
                                                                                      ----

Report of Independent Registered Accounting Firm......................................16

Balance Sheets as of December 31, 2008 and 2007.......................................17

Statements of Operations for the Years Ended December 31, 2008 and 2007 and for the
Cumulative Period from May 2, 2005 (Inception) to December 31, 2008 ..................18

Statement of Changes in Stockholders' Equity (Deficit) for the
Cumulative Period from May 2, 2005 (Inception) to December 31, 2008 ..................19

Statements of Cash Flows for the Years Ended December 31, 2008 and 2007 and for the
Cumulative Period from May 2, 2005 (Inception) to December 31, 2008 ..................21

Notes to Financial Statements ........................................................22







                Report of Independent Registered Accounting Firm

To the Board of Directors and Stockholders
Frezer, Inc.
(A Development Stage Company)



We have audited the accompanying balance sheets of Frezer, Inc. (A Development
Stage "Company") as of December 31, 2008 and 2007 and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended, and for the period of May 2, 2005 (inception) to December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Frezer, Inc. as of December 31, 2008 and 2007, and the result of its operations and its cash flows for the years then ended and for the period of May 2, 2005 (inception) to December 31, 2008 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/  Chang Park
--------------------
CHANG G. PARK, CPA



January 29, 2009

San Diego, CA. 92108



                                      Frezer, Inc.
                              (A Development Stage Company)
                                     Balance Sheets


                                                               December 31,   December 31,
                                                                   2008           2007
                                                               -----------    -----------

Assets

Current assets
    Cash and cash equivalents                                  $       584    $     5,775
                                                               -----------    -----------

        Total current assets                                           584          5,775
                                                               -----------    -----------

    Deposits                                                          --             --

        Total assets                                           $       584    $     5,775
                                                               ===========    ===========

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
      Accounts payable                                         $     3,601    $      --
      Accrued expenses                                              14,027          3,000
      Accrued interest                                                --             --
      Note payable and accrued interest due to related party        20,699           --
                                                               -----------    -----------

        Total current liabilities                                   38,327          3,000
                                                               -----------    -----------

Stockholders' Equity (Deficit)
    Preferred stock, $0.001 par value; 10,000,000 shares
      authorized; no shares issued or outstanding                     --             --
    Common stock, $0.001 par value; 200,000,000 shares
      authorized; 4,267,000 and 4,141,704 shares issued
      and outstanding, respectively                                  4,267          4,142
    Additional paid-in capital                                   1,631,804      1,631,929
    (Deficit) accumulated during the development stage          (1,673,814)    (1,633,296)
                                                               -----------    -----------

        Total stockholders' equity (deficit)                       (37,743)         2,775
                                                               -----------    -----------

        Total liabilities and stockholders' equity (deficit)   $       584    $     5,775
                                                               ===========    ===========


*All outstanding share amounts have been retroactively restated to reflect the Company's
1-for-20 reverse stock split (See Note 5).



       The accompanying notes are an integral part of these financial statements.


                                        Frezer, Inc.
                                (A Development Stage Company)
                                  Statements of Operations


                                                                               Cumulative
                                                                               Period From
                                                         Year Ended            May 2, 2005
                                                        December 31,         (Inception) To
                                                     2008           2007    December 31, 2008
                                                 -----------    ----------- -----------------

Revenue                                          $      --      $      --      $      --

Operating expenses
    Research and development                            --             --          392,412
    General and administrative                        39,819        193,043      1,197,417
                                                 -----------    -----------    -----------

      Total operating expenses                        39,819        193,043      1,589,829
                                                 -----------    -----------    -----------

      Loss from operations                           (39,819)      (193,043)    (1,589,829)

Other income (expense)
    Interest income                                     --             --            2,802
    Interest (expense)                                  (699)        (3,659)        (7,145)
    Other income                                        --          309,623        311,884
    Other (expense)                                     --         (391,526)      (391,526)
                                                 -----------    -----------    -----------

      Net (loss)                                 $   (40,518)   $  (278,605)   $(1,673,814)
                                                 ===========    ===========    ===========

      Net (loss) per share - basic and diluted   $      (.01)   $      (.07)
                                                 ===========    ===========

      Weighted average number of shares of
        outstanding - basic and diluted            4,263,919      3,799,252
                                                 ===========    ===========


*All outstanding share amounts have been retroactively restated to reflect the Company's
1-for-20 reverse stock split (See Note 5).



         The accompanying notes are an integral part of these financial statements.


                                                      Frezer, Inc.
                                              (A Development Stage Company)
                                 Statement of Changes In Stockholders' Equity (Deficit)
                       For the Cumulative Period From May 2, 2005 (Inception) to December 31, 2008


                                                                                               Deficit
                                                                                             Accumulated
                                                         Common Stock           Additional   during the        Total
                                                   -------------------------     Paid-In     Development   Stockholders'
                                                     Shares*       Amount        Capital        Stage     Equity (Deficit)
                                                   -----------   -----------   -----------   -----------  ----------------

Balances at May 2, 2005                                   --     $      --     $      --     $      --      $      --
Issuance of common stock for cash and services
    rendered at $0.17 per share on May 4, 2005         296,766           297        49,903          --           50,200
Issuance of common stock for services rendered
    at $0.20 per share on May 4, 2005                    5,000             5           995          --            1,000
Issuance of common stock for cash at $3.00 per
    share on November 10, 2005                          82,500            82       247,418          --          247,500
Issuance of common stock for cash at $6.00 per
    share on November 23, 2005                          16,667            17        99,983          --          100,000
Issuance of common stock for services rendered
    at $3.86 per share on December 10, 2005              2,896             3        11,184          --           11,187
Net (loss)                                                --            --            --        (308,703)      (308,703)
                                                   -----------   -----------   -----------   -----------    -----------
Balances at December 31, 2005                          403,829   $       404   $   409,483   $  (308,703)   $   101,184

Issuance of common stock for cash at $6.00 per
    share on February 23, 2006                          25,000            25       149,975          --          150,000
Issuance of common stock for services rendered
    at $2.00 per share on February 23, 2006              9,375             9        18,741          --           18,750
Issuance of common stock for services rendered
    at $0.60 per share on March 16, 2006               305,000           305       183,129          --          183,434
Issuance of common stock for services rendered
    at $6.00 per share on May 23, 2006                  33,500            34       200,966          --          201,000
Issuance of common stock in lieu of compensation
    at $0.81 per share on December 21, 2006            372,000           372       299,628          --          300,000
Net (loss)                                                --            --            --      (1,045,988)    (1,045,988)
                                                   -----------   -----------   -----------   -----------    -----------
Balances at December 31, 2006                        1,148,704   $     1,149   $ 1,261,922   $(1,354,691)   $   (91,620)


*All outstanding share amounts have been retroactively restated to reflect the Company's 1-for-20 reverse stock split
(See Note 5).



                       The accompanying notes are an integral part of these financial statements.


                                                       Frezer, Inc.
                                              (A Development Stage Company)
                                 Statement of Changes In Stockholders' Equity (Deficit)
                       For the Cumulative Period From May 2, 2005 (Inception) to December 31, 2008


                                                                                                Deficit
                                                                                              Accumulated
                                                        Common Stock            Additional    during the        Total
                                                  -------------------------      Paid-In      Development   Stockholders'
                                                    Shares*       Amount         Capital         Stage     Equity (Deficit)
                                                  -----------   -----------    -----------    -----------  ----------------


Balances at December 31, 2006                      1,148,704    $     1,149    $ 1,261,922    $(1,354,691)   $   (91,620)

Return of common stock originally issued on
    December 21, 2006 in lieu of compensation
    on January 26, 2007                             (372,000)          (372)      (299,628)          --         (300,000)
Issuance of common stock for cash at $0.20 per
    share on February 9, 2007                      3,195,000          3,195        635,805           --          639,000
Issuance of common stock for services rendered
    at $0.20 per share on February 27, 2007          170,000            170         33,830           --           34,000
Net (loss)                                              --             --             --         (278,605)      (278,605)
                                                 -----------    -----------    -----------    -----------    -----------
Balances at December 31, 2007                      4,141,704    $     4,142    $ 1,631,929    $(1,633,296)   $     2,775

Issuance of additional shares associated with
    1 for 20 reverse stock split. (See Note 5)       125,296            125           (125)          --             --
Net (loss)                                              --             --             --          (40,518)       (40,518)
                                                 -----------    -----------    -----------    -----------    -----------
Balances at December 31, 2008                      4,267,000    $     4,267    $ 1,631,804    $(1,673,814)   $   (37,743)
                                                 ===========    ===========    ===========    ===========    ===========


*All outstanding share amounts have been retroactively restated to reflect the Company's 1-for-20 reverse stock split
(See Note 5).



                       The accompanying notes are an integral part of these financial statements.


                                              Frezer, Inc.
                                      (A Development Stage Company)
                                        Statements of Cash Flows


                                                                                          Cumulative
                                                                                          Period From
                                                                     Year Ended           May 2, 2005
                                                                    December 31,        (Inception) To
                                                                2008           2007    December 31, 2008
                                                            -----------    ----------- -----------------
Cash Flows From Operating Activities
    Net (loss)                                              $   (40,518)   $  (278,605)   $(1,673,814)
    Adjustments to reconcile net (loss) to net
      cash (used in) operating activities:
        Common stock issued for services                           --           34,000        265,937
        Reversal of accrued payroll and other liabilities          --         (309,623)      (309,623)
        Write-off of prepaid expenses and other assets             --           14,775         14,775
        Depreciation expense                                       --             --            1,180
    Changes in operating assets and liabilities:
      Prepaid expenses and other assets                            --             --          (10,834)
      Accounts payable                                            3,601         (1,090)         7,058
      Accrued expenses                                           11,027         (4,210)        20,194
      Accrued interest due to related parties                       699         (2,557)           699
                                                            -----------    -----------    -----------

           Net cash (used in) operating activities              (25,191)      (547,310)    (1,684,428)

Cash Flows From Investing  Activities
      Repayment of notes and other receivables
        from related parties                                       --             --             --
      Purchase of property and equipment                           --             --           (1,180)
      Increase in deposit                                          --             --           (3,942)
                                                            -----------    -----------    -----------

        Net cash (used in) investing activities                    --             --           (5,122)

Cash Flows From Financing Activities
      Proceeds from borrowings on notes payable                  20,000          9,998        116,143
      Repayment of notes payable                                   --          (96,143)       (96,143)
      Proceeds from issuance of common stock                       --          639,000      1,186,700
      Common stock issued for accrued payroll                      --             --          483,434
                                                            -----------    -----------    -----------

        Net cash provided by financing activities                20,000        552,855      1,690,134
                                                            -----------    -----------    -----------

    Net increase (decrease) in cash and cash equivalents         (5,191)         5,545            584

    Cash and cash equivalents, beginning of period                5,775            230           --
                                                            -----------    -----------    -----------

    Cash and cash equivalents, end of period                $       584    $     5,775    $       584
                                                            ===========    ===========    ===========

Supplemental Disclosure of Cash Flow Information
Cash paid for interest                                      $      --      $     6,216    $     6,216
Supplemental Disclosure of Non-Cash Transactions
Return of common stock issued in lieu of compensation       $      --      $   300,000    $   300,000
Issuance of additional shares associated with
 1-for-20 reverse stock split (See Note 5).                 $       125    $      --      $       125



               The accompanying notes are an integral part of these financial statements.

                                                   21

                                  Frezer, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements

1.   Organization and Basis of Presentation

     Frezer, Inc. (the "Company" or "Frezer") was incorporated in the State of Nevada on May 2, 2005. The Company was previously a wholly owned subsidiary of BMXP Holdings, Inc., then known as Bio- Matrix Scientific Group, Inc. ("BMXG"), a Delaware Corporation engaged primarily in the development of medical devices. The Board of Directors of BMXG voted to distribute all Shares of Frezer common stock held by BMXG to holders of BMXG common stock of record as of May 31, 2005, which was the record date. These stockholders received one share of Frezer common stock for every one share of BMXG common stock held on the record date. The distribution was paid on June 15, 2005.

     From inception to July 11, 2006 The Company's objective was to operate in the field of stem cell banking and regenerative medicine. On July 11, 2006, the Company's Board of Directors unanimously approved resolutions to abandon all plans to develop a stem cell banking facility and market that facility's services.

     Effective February 22, 2007, the Company experienced a change in control (see Note 3) and its management changed, pursuant to a Securities Purchase Agreement by and between the Company and KI Equity Partners IV, LLC.

     The Company's current business strategy is to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company's principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

     Basis of Presentation

     To date, the Company has not earned revenues from its principle operations and as a result is currently in the development stage as defined by Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises ("SFAS No. 7").

     Going Concern

     Since inception, the Company has generated no revenues and has incurred a cumulative operating loss of $1,589,829 and a cumulative net loss of $1,673,814. Since inception, the Company has also been dependent upon the receipt of capital investment or other financing to fund its operations. The Company currently has no source of operating revenue, and has only limited working capital with which to pursue its business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for the Company to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

     Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"), which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized. The tax provision shown on the accompanying statement of operations is zero since the deferred tax asset generated from net operating losses is offset in its entirety by a valuation allowance. State minimum taxes are expensed as incurred.

     Cash and Cash Equivalents

     Cash and cash equivalents, if any, include all highly liquid instruments with an original maturity of three months or less at the date of purchase.

     Fair Value of Financial Instruments

     The Company's financial instruments are comprised of cash and cash equivalents, accounts payable, accrued expenses and notes payable and accrued interest due to a related party. The carrying amounts of financial instruments approximate fair value due to their short maturities.

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

     Comprehensive Loss

     Comprehensive loss is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive loss includes net loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the year ended December 31, 2008 and for the cumulative period from inception May 2, 2005 to December 31, 2008, the Company's comprehensive loss was the same as its net loss.

                                  Frezer, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements

     Recently Issued Accounting Pronouncements

     In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of SFAS No. 133." This Statement amends and expands the disclosure requirements by requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

     In April 2008, the FASB approved FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets." FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." FSP FAS 142-3 is effective for the Company's fiscal year beginning January 1, 2009, with early adoption prohibited.

     In May 2008, the FASB approved FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for the Company's fiscal year beginning January 1, 2009.

     In June 2008, the FASB issued FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128, "Earnings Per Share." FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF 03-6-1 will be effective for the Company's fiscal year beginning January 1, 2009, with early adoption prohibited.

     The adoption of these new Statements is not expected to have a material effect on the Company's current financial position, results of operations, or cash flows.

                                  Frezer, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements

3.   Change of Control

     On February 1, 2007, the Company and KI Equity Partners IV, LLC, a Delaware limited liability company ("KI Equity") entered into a securities purchase agreement ("Purchase Agreement") under which the Company agreed to sell and KI Equity agreed to purchase 3,195,000 shares of Frezer's common stock ("Shares") for an aggregate purchase price of $639,000 ("Purchase Price"). The closing of the transactions under the Purchase Agreement occurred on February 22, 2007 ("Closing").

     The issuance of the Shares is intended to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to
     Section 4(2) thereof and such other available exemptions. As such, the Shares may not be offered or sold in the United States unless they are registered under the Securities Act, or an exemption from the registration requirements of the Securities Act is available. No registration statement covering the Shares has been or is expected to be filed with the SEC or with any state securities commission in connection with the issuance of the Shares. However, Frezer has granted certain demand and piggyback registration rights to KI Equity with respect to the Shares. At the Closing, Frezer and KI Equity executed a registration rights agreement ("Registration Rights Agreement") granting the foregoing registration rights.

     Immediately prior to the Closing, David R. Koos, the former Chairman and Chief Executive Officer of Frezer ("Koos"), Brian F. Pockett, the former Chief Operating Officer of Frezer ("Pockett"), Geoffrey O'Neill, the former President of Frezer ("O'Neill") and Bombardier Pacific Ventures, Inc., a Nevada corporation controlled by Koos ("Bombardier") (collectively, the "Principals") entered into a certain indemnity agreement with Frezer ("Indemnity Agreement"). Under the Indemnity Agreement, the Principals have agreed to indemnify and hold Frezer harmless from all liabilities and obligations related to the period prior to Closing ("Damages"). Except for indemnity claims related to taxes, Frezer is not entitled to indemnification for any Damages in excess of $499,700 ("Cap"), and no demand or claim for indemnification may be made after second anniversary of the Closing (the "Claim Period"). As consideration for providing the indemnification, the Company agreed to pay the Principals an aggregate sum of $376,750. At the Closing, the Principals were paid $351,750, in the aggregate, and the remaining $25,000 was held in escrow for a period of ninety (90) days following the Closing to satisfy any indemnification claims pursuant to the Indemnity Agreement ("Indemnity Escrow"). In June of 2007, the remaining $25,000 that was initially held in escrow was released to the Principles.

     Following the execution of the Indemnity Agreement, the Company recorded the $376,750 aggregate sum to be paid to the Principles as Other (Expense) in the accompanying statement of operations during the year ended December 31, 2007.

     Immediately prior to the Closing, the Principals also entered into a certain release agreement ("Release Agreement") under which each of them agreed to terminate any and all agreements and contracts with Frezer including, without limitation, any employment agreements between Frezer, on the one hand, and Koos, Pockett and O'Neill, on the other hand. Under the Release Agreement, the Principals also agreed to irrevocably release Frezer from any and all debts, liabilities and obligations, including, without limitation, any claims for unpaid compensation.

                                  Frezer, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements

     Following the execution of the Release Agreement, the Company reversed $300,000 of previously accrued compensation due to Koos, Pockett and O'Neill, accounting for the reversal of the liability as Other Income in the accompanying statement of operations during the year ended December 31, 2007.

     Separately, Pockett, O'Neill and Bombardier agreed to sell 305,000 shares of Frezer's common stock ("Transferred Shares"), in the aggregate, to KI Equity for an aggregate purchase price of $61,000 (the "Stock Transfer"). The closing of the Stock Transfer occurred on February 22, 2007.

     Effective as of the Closing, in accordance with the terms of the Purchase Agreement, the previous officers and directors of Frezer resigned and Kevin
     R. Keating was appointed as the sole director, Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer of Frezer. Accordingly, at the Closing, in accordance with the provisions of the Purchase Agreement, a change of a majority of Frezer's directors occurred.

     Kevin R. Keating is the father of Timothy J. Keating, the principal member of Keating Investments, LLC ("Keating Investments"). Keating Investments is the managing member of KI Equity. Timothy J. Keating is the manager of KI Equity.

4.   Notes Payable

     In April 23, 2008, the Company borrowed $20,000 from a related party, Vero Management, L.L.C., a Delaware limited liability company ("Vero") under an unsecured promissory note bearing interest at 5.0% per annum, with principal and interest due and payable upon demand. (See Note 6)

5.   Stockholders' Equity (Deficit)

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

     On February 22, 2007, the Company issued 3,195,000 shares of its common stock to KI Equity for an aggregate purchase price of $639,000 (see Note
     3).

     On February 27, 2007, the Company issued 85,000 shares of its common stock to Kevin R. Keating, the sole officer and director of the Company, for services rendered to the Company valued at $17,000.

                                  Frezer, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements

     On February 27, 2007, the Company also issued 85,000 shares of its Common Stock to Garisch Financial, Inc. ("GFI") for consulting services rendered to the Company valued at $17,000.

     The above shares of Common Stock issued to KI Equity, Kevin R. Keating, and GFI were issued under an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. As such, the shares of Common Stock issued to Kevin R. Keating and GFI are restricted shares, and the holder thereof may not sell, transfer or otherwise dispose of such shares without registration under the Securities Act or an exemption there from. The Company has granted demand and piggyback registration rights to KI Equity, Kevin R. Keating and GFI with respect to the above shares.

     On January 10, 2008, the Company's Board of Directors adopted, and holders of a majority of the Company's issued and outstanding shares of Common Stock approved, by written consent, a 1-for-20 reverse stock split ("Reverse Split") of the Company's common stock outstanding, with special treatment for certain of the Company's stockholders to preserve round lot stockholders.

     The Reverse Split provided special treatment to stockholders of record as of the record date of January 10, 2008 (the "Record Date") holding fewer than 2,000 shares of common stock to prevent those stockholders from holding less than 100 shares after the Reverse Split (the "Special Treatment"). Accordingly, stockholders who held less than 2,000 shares but at least 100 shares of common stock as of the Record Date and who continued to hold such shares as of the effective date of the Reverse Split on February 26, 2008 (the "Effective Date"), received 100 shares of common stock. Stockholders who purchased less than 2,000 shares but at least 100 shares after the Record Date and who continued to hold such shares as of the Effective Date were not afforded the Special Treatment. No special treatment was afforded stockholders who held less than 100 shares on the Record Date. No fractional shares were issued for any fractional share interest created by the Reverse Split. Any stockholder who would have otherwise received a fractional share instead received a full share of common stock for any fractional share interests created by the Reverse Split.

     As a result of the Special Treatment and round-up for fractional shares, an additional 125,296 shares of common stock were issued in connection with and as part of the Reverse Split. All share numbers in the financial statements included herein are shown on a post-Reverse Split basis.

6.   Related Party Transactions

     Management Agreement

     Effective February 27, 2007, the Company entered into a management agreement ("Management Agreement") with Vero under which Vero had agreed to provide a broad range of managerial and administrative services to the Company including, but not limited to, assistance in the preparation and maintenance of the Company's financial books and records, the filing of various reports with the appropriate regulatory agencies as are required by State and Federal rules and regulations, the administration of matters relating to the Company's shareholders including responding to various information requests from shareholders as well as the preparation and distribution to shareholders of relevant Company materials, and to provide office space, corporate identity, telephone and fax services, mailing, postage and courier services for a fixed fee of $2,000 per month, for an

                                  Frezer, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements

     initial period of twelve months. At the end of the initial twelve month term, the agreement was to continue to remain in effect until terminated in writing by either party.

     Effective July 1, 2007, the Management Agreement was amended to reduce the monthly fixed fee to $1,000 per month.

     On August 15, 2008, the Management Agreement was terminated by Frezer, retroactive to July 1, 2008.

     Kevin R. Keating owns and controls Vero and is also the sole officer and director of the Company. The terms of the Management Agreement were determined based on terms which the Company believes would be available to it from third parties on an arms' length basis.

     Kevin R. Keating is the father of Timothy J. Keating, the principal member of Keating Investments. Keating Investments is the managing member of KI Equity Partners IV, LLC ("KI Equity"), the controlling stockholder of the Company. Timothy J. Keating is the manager of KI Equity.

     For the years ended December 31, 2008 and 2007, and the cumulative period from May 2, 2005 (Inception) to December 31, 2008, the Company recorded $6,000, $14,000, and $20,000, respectively, of managerial and administrative expenses associated with this agreement which are included as a component of general and administrative expenses in the accompanying statement of operations.

     Note Payable

     On April 23, 2008, the Company borrowed $20,000 from Vero under an unsecured promissory note bearing interest at 5.0% per annum, with principal and interest due and payable upon demand.

     For the year ended December 31, 2008, the Company recognized $699 of interest expense in relation to this outstanding related party note payable.

     Other

     As of December 31, 2008, the accrued expenses balance of $14,027 listed in the accompanying balance sheet was comprised of a) $9,000 in fees payable to Vero for managerial and administrative services previously rendered and
     b) $5,027 payable to Keating Investments for reimbursement of operating expenses paid on behalf of the Company by Keating Investments.

     As of December 31, 2007, the accrued expenses balance of $3,000 listed in the accompanying balance sheet was comprised exclusively of fees payable to Vero for managerial and administrative services previously rendered.

                                  Frezer, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements

7.   Income Taxes

     The tax effects of temporary differences that give rise to significant portions of the Company's net deferred tax assets at December 31, 2008 and 2007 are as follows:

                                                   December 31,   December 31,
                                                      2008            2007
                                                   -----------    -----------

     Assets
     Net Operating Loss carry forwards             $   569,097    $   555,321
                                                   -----------    -----------
            Gross deferred tax asset                   569,097        555,321

     Valuation allowance                              (569,097)      (555,321)
                                                   -----------    -----------
            Net deferred tax asset                 $     --       $     --
                                                   ===========    ===========


     A full valuation allowance has been recorded against the Company's deferred tax asset because, based on the weight of available evidence, it is more likely than not that such benefits will not be realized.

     The benefit from income taxes differs from the amount computed by applying the U.S. federal income tax rate of 34% to loss before income taxes for the cumulative period from May 2, 2005 (Inception) to December 31, 2008 and May 2, 2005 (Inception) to December 31, 2007 as follows:

                                                   December 31,   December 31,
                                                      2008            2007
                                                   -----------    -----------

     U.S. federal income tax benefit at
       statutory rate                              $  (569,097)    $  (555,321)
     Change in valuation allowance                     569,097         555,321
                                                   -----------     -----------
           Benefit from income Taxes               $     --        $     --
                                                   ===========     ===========


8.   Subsequent Event

     In January 2009, the Company borrowed $8,750 from Vero under an unsecured promissory note bearing interest at 5.0% per annum, with principal and interest due and payable upon demand. In addition, the Company borrowed $8,750 from Keating Investments under an unsecured promissory note bearing interest at 5.0% per annum, with principal and interest due and payable upon demand.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

     Our management is also responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

     Our internal control over financial reporting includes those policies and procedures that:

     o Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
     o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and
     o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

     As of December 31, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management's Report on Internal Control Over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control--Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

     This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.


Change in Internal Control over Financial Reporting

     There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information.

     None.

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of Directors and Executive Officers

         The following table sets forth certain information regarding the Company's directors and executive officers:

Name               Age   Position                           Term
----               ---   --------                           ----

Kevin R. Keating   68    President, Secretary, Treasurer,   February 22, 2007
                         Chief Executive Officer, Chief     thru Present
                         Financial Officer, and Director

     The Company's officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board of Directors. The Company's directors serve until the next annual meeting of stockholders or until their successors are elected and qualified.

     Kevin R. Keating has served as a director of the Company since February 22, 2007. Mr. Keating was appointed Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer effective February 22, 2007. Mr. Keating is the Managing Member of Vero Management, LLC, which provides managerial, administrative, and financial consulting services for micro-cap public companies.

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

     Additionally, Mr. Keating currently serves as director of the following public companies: Blue Holdings, Inc. Also, he is the sole officer and director of Wentworth IV, Inc., Wentworth V, Inc., Wentworth VI, Inc., Wentworth VII, Inc., and Wentworth VIII, Inc., all of which are publicly-reporting, non-trading, shell companies.

     Mr. Keating serves as the sole officer and a director of Forex365, Inc. and Catalyst Lighting Group, Inc., each of which are public shell companies which trade on the Over-the-Counter Bulletin Board under the symbols "FRXT" and "CYSU", respectively.

Significant Employees

     As of the date hereof, the Company has no significant employees.

Family Relationships

     Kevin R. Keating, the Company's sole officer and director, is the father of Timothy J. Keating, the principal member of Keating Investments, LLC ("Keating Investments"). Keating Investments is the managing member of KI Equity, and Timothy J. Keating is the manager of KI Equity. It is possible that Keating Investments may be engaged to act as an advisor or finder for the Company in connection with a possible business combination.

Involvement in Certain Legal Proceedings

     There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of our sole director and officer, Kevin R. Keating, during the past five years.

Audit Committee and Audit Committee Financial Expert

     The Company is not a "listed company" under SEC rules and is therefore not required to have an audit committee comprised of independent directors. The Company does not currently have an audit committee, however, for certain purposes of the rules and regulations of the SEC and in accordance with the Sarbanes-Oxley Act of 2002, the Company's board of directors is deemed to be its audit committee and as such functions as an audit committee and performs some of the same functions as an audit committee including: (i) selection and oversight of the Company's independent accountant; (ii) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (iii) engaging outside advisors. The Company's board of directors has determined that its members do not include a person who is an "audit committee financial expert" within the meaning of the rules and regulations of the SEC. The board of directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication. Accordingly, the board of directors believes that each of its members have the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

Board Meetings; Nominating and Compensation Committees

     The Board of Directors took a number of actions by written consent of all of the directors during the fiscal year ended December 31, 2008. Such actions by the written consent of all directors are, according to Nevada corporate law and the Company's by-laws, as valid and effective as if they had been passed at a meeting of the directors duly called and held. The Company's directors and officers do not receive remuneration from the Company unless approved by the Board of Directors or pursuant to an employment contract. No compensation has been paid to the Company's directors for attendance at any meetings during the last fiscal year.

     The Company does not have standing nominating or compensation committees, or committees performing similar functions. The Company's board of directors believes that it is not necessary to have a compensation committee at this time because the functions of such committee are adequately performed by the board of directors. The board of directors also is of the view that it is appropriate for the Company not to have a standing nominating committee because the board of directors has performed and will perform adequately the functions of a nominating committee. The Company is not a "listed company" under SEC rules and is therefore not required to have a compensation committee or a nominating committee.

Code of Ethics

     A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

     o Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
     o Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the SEC and in other public communications made by an issuer;
     o    Compliance with applicable governmental laws, rules and regulations;
     o The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
     o    Accountability for adherence to the code.

     On May 23, 2005, the Company adopted a formal code of ethics statement for senior officers and directors (the "Code of Ethics") that is designed to deter wrongdoing and to promote ethical conduct and full, fair, accurate, timely and understandable reports that the Company files or submits to the SEC and others.

Conflicts of Interest

     Certain conflicts of interest exist and may continue to exist between the Company and its officers and directors due to the fact that each has other business interests to which they devote their primary attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company. Our sole officer has not entered into a written employment agreement with us and is not expected to do so in the foreseeable future; however, our sole officer and director may receive compensation in connection with a business combination.

     Certain conflicts of interest may exist between the Company and its management, and conflicts may develop in the future. The Company has not established policies or procedures for the resolution of current or potential conflicts of interest between the Company, its officers and directors or affiliated entities. There can be no assurance that management will resolve all conflicts of interest in favor of the Company, and conflicts of interest may arise that can be resolved only through the exercise by management their best judgment as may be consistent with their fiduciary duties. Management will try to resolve conflicts to the best advantage of all concerned.

Shareholder Communications

     There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nomination for directors. The board of directors does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time because it believes that, given the limited scope of the Company's operations, a specific nominating policy would be premature and of little assistance until the Company's business operations are at a more advanced level. There are no specific, minimum qualifications that the board of directors believes must be met by a candidate recommended by the board of directors. Currently, the entire board of directors decides on nominees, on the recommendation of any member of the board of directors followed by the board's review of the candidates' resumes and interview of candidates. Based on the information gathered, the board of directors then makes a decision on whether to recommend the candidates as nominees for director. The Company does not pay any fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominee.

     The Company does not have any restrictions on shareholder nominations under its certificate of incorporation or by-laws. The only restrictions are those applicable generally under Nevada corporate law and the federal proxy rules, to the extent such rules are or become applicable. The board of directors will consider suggestions from individual shareholders, subject to evaluation of the person's merits. Stockholders may communicate nominee suggestions directly to the board of directors, accompanied by biographical details and a statement of support for the nominees. The suggested nominee must also provide a statement of consent to being considered for nomination. There are no formal criteria for nominees.

     Because the management and directors of the Company are the same persons, the Board of Directors has determined not to adopt a formal methodology for communications from shareholders on the belief that any communication would be brought to the board of directors' attention by virtue of the co-extensive capacities served by Kevin R. Keating.

Indemnification

     Under Nevada corporate law and pursuant to our certificate of incorporation and bylaws, the Company may indemnify its officers and directors for various expenses and damages resulting from their acting in these capacities. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to the Company's officers or directors pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the SEC, this indemnification is against public policy as expressed in the Securities Act, and is therefore unenforceable.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

     From inception to July 11, 2006 the Company's objective was to operate in the field of stem cell banking and regenerative medicine. However, on July 11, 2006, the Company's board of directors unanimously approved resolutions to abandon all plans to develop a stem cell banking facility and market that facility's services. Commencing on July 11, 2006, the Company shifted its focus to (i) the development and marketing of intellectual property relating to the Cryo-Chip, which was designed to provide an extensive line of stem cells for research and development, and (ii) the development and marketing of intellectual property relating to cryogenic storage tank modifications for increased storage capacity. Following the Change in Control transaction on February 22, 2007, the Company commenced an investigation to determine whether to continue or to cease its then-present operations. The Company determined it to be in the best interests of the Company to permanently suspend its operations.

     The Company currently is a shell company with nominal assets, no employees and no active business operations. The Company's business plans are to identify an operating company with which to merge or to complete a business combination in a reverse merger transaction. As such, the Company currently has no formal compensation program for its executive officers, directors or employees.

     The Company is not a "listed company" under SEC rules and is therefore not required to have a compensation committee. Accordingly, the Company has no compensation committee.

     Except as set forth in the summary compensation table below, during the fiscal years ended December 31, 2006, 2007 and 2008, the Company has not provided any salary, bonus, annual or long-term equity or non-equity based incentive programs, health benefits, life insurance, tax-qualified savings plans, special employee benefits or perquisites, supplemental life insurance benefits, pension or other retirement benefits or any type of nonqualified deferred compensation programs for its executive officers or employees.

     On February 27, 2007, Kevin R. Keating received 85,000 shares of the
Company's common stock for services rendered to the Company valued at $17,000.
Mr. Keating has not entered into a written employment agreement with us and is not expected to do so in the foreseeable future; however, he may receive compensation in connection with a business combination. However, please see Item
13, Certain Relationships and Related Transactions, and Director Independence, below for a full discussion of a certain management agreement between the Company and Vero, a limited liability company for which Mr. Keating is the sole member and manager, which was terminated effective July 1, 2008. Mr. Keating intends to devote very limited time to our affairs.

     It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain Mr. Keating for the purposes of providing services to the surviving entity. However, the Company has adopted a policy whereby the offer of any post-transaction employment or services to members of management will not be a consideration in our decision whether to undertake any proposed transaction.

     No retirement, pension, profit sharing, stock option or insurance programs or other similar programs are currently in place for the benefit of the Company's employees. There are no stock options outstanding as of the date of this filing.

     There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be included in this table, or otherwise.

Summary Compensation Table

     The following table summarizes the total compensation paid by the Company to those individuals who served as executive officers during all or a portion of the fiscal years ended December 31, 2008, 2007 and 2006.

                                                     Compensation Table
                                                     ------------------

        (a)             (b)       (c)       (d)         (e)         (f)        (g)           (h)          (i)         (j)
----------------------------------------------------------------------------------------------------------------------------
                                                                             Non-equity      Non-
                                                                             Incentive    qualified
                                                                               Plan        Deferred     All Other     Total
                                                       Stock       Option     Compen-       Compen-      Compen-     Compen-
Name and Principal                          Bonus      Awards      Awards     sation        sation       sation      sation
    Position            Year   Salary ($)    ($)        ($)         ($)         ($)        Earnings       ($)          ($)
----------------------------------------------------------------------------------------------------------------------------
Kevin R. Keating (1)    2008   $       0    $    0    $      0     $    0      $    0       $    0       $    0     $      0
                        2007   $       0    $    0    $ 17,000     $    0      $    0       $    0       $    0     $ 17,000
                        2006   $       0    $    0    $      0     $    0      $    0       $    0       $    0     $      0

David R. Koos (2)       2008   $       0    $    0    $      0     $    0      $    0       $    0       $    0     $      0
                        2007   $       0    $    0    $      0     $    0      $    0       $    0       $    0     $      0
                        2006   $ 200,000    $    0    $      0     $    0      $    0       $    0       $    0     $200,000

Brian F. Pockett (3)    2008   $       0    $    0    $      0     $    0      $    0       $    0       $    0     $      0
                        2007   $       0    $    0    $      0     $    0      $    0       $    0       $    0     $      0
                        2006   $ 120,000    $    0    $      0     $    0      $    0       $    0       $    0     $120,000

Geoffrey O'Neill (4)    2008   $       0    $    0    $      0     $    0      $    0       $    0       $    0     $      0
                        2007   $       0    $    0    $      0     $    0      $    0       $    0       $    0     $      0
                        2006   $ 120,000    $    0    $      0     $    0      $    0       $    0       $    0     $120,000

----------
(1)  Kevin R. Keating has served as President, Secretary, Treasurer, Chief
     Executive Officer, Chief Financial Officer and sole director of the Company since February 22, 2007. On February 27, 2007, Kevin R. Keating received
     85,000 shares of the Company's common stock for services rendered to the
     Company valued at $17,000.

(2)  David R. Koos served as the Chief Executive Officer, Chief Financial
     Officer and Secretary of the Company until he resigned on February 22, 2007 in connection with the Change in Control. Mr. Koos earned $200,000 in salary in 2006, of which $70,000 was paid in 2006 and $130,000 was earned and unpaid salary for which Mr. Koos was issued an aggregate of 3,301,025 shares of Common Stock on December 21, 2006 (the "December 2006 Shares").
     On January 26, 2007, the December 2006 Shares were canceled.

                                       34

(3) Brian F. Pockett's served as the Chief Operating Officer and Managing Director of the Company until he resigned on February 22, 2007 in connection with the Change in Control. Mr. Pockett earned $120,000 in salary in 2006, of which $42,000 was paid in 2006 and $78,000 was earned and unpaid salary for which Mr. Pockett was issued an aggregate of 1,802,867 shares of Common Stock on December 21, 2006 (the "December 2006 Shares"). On January 26, 2007, the December 2006 Shares were canceled.

(4) Geoffrey O'Neill served as the President of the Company until he resigned on February 22, 2007 in connection with the Change in Control. Mr. O'Neill earned $120,000 in salary in 2006, of which $28,000 was paid in 2006 and $92,000 was earned and unpaid salary for which Mr. O'Neill was issued an aggregate of 2,336,108 shares of Common Stock on December 21, 2006 (the "December 2006 Shares"). On January 26, 2007, the December 2006 Shares were canceled.

Director Compensation

     We do not currently pay any cash fees to our directors, nor do we pay directors' expenses in attending board meetings.

Employment Agreements

     The Company is not a party to any employment agreements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following tables set forth certain information as of January 26, 2009 regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group. As of January 26, 2009, there are 4,267,000 shares of common stock issued and outstanding.

                                     Amount and Nature of
       Name and Address              Beneficial Ownership    Percentage of Class
       ----------------              --------------------    -------------------

Kevin R. Keating (1)                        85,000                   2.0%
190 Lakeview Way
Vero Beach, Florida 32963

KI Equity Partners IV, LLC (2)           3,500,000 (3)              82.0%
c/o Timothy J. Keating, Manager
5251 DTC Parkway, Suite 1000
Greenwood Village, Colorado 80111

All Directors and Officers as a Group       85,000                   2.0%
(1 individual)

----------
(1) Kevin R. Keating is the President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer and sole director of the Company.

(2) Timothy J. Keating, the son of Kevin R. Keating, our sole officer and director, serves as the Manager of KI Equity Partners IV, LLC ("KI Equity").

(3) As Manager of KI Equity, Timothy J. Keating has sole investment and voting control over the shares of the Company's common stock owned by KI Equity, and accordingly, he may be deemed beneficial owner thereof.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

     Effective February 27, 2007, the Company entered into a management agreement (the "Management Agreement") with Vero, pursuant to which Vero agreed to provide a broad range of managerial and administrative services to the Company including, but not limited to, assistance in the preparation and maintenance of the Company's financial books and records, the filing of various reports with the appropriate regulatory agencies as are required by State and Federal rules and regulations, the administration of matters relating to the Company's shareholders including responding to various information requests from shareholders as well as the preparation and distribution to shareholders of relevant Company materials, and to provide office space, corporate identity, telephone and fax services, mailing, postage and courier services. In exchange for Vero's services to the Company, the Company agreed to pay Vero a monthly fee equal to $2,000. Effective July 1, 2007, the Management Agreement was amended by the parties to reduce the monthly fee to $1,000 per month. On August 15, 2008, the Management Agreement was terminated by the Company, effective July 1, 2008.

     Kevin R. Keating, the Company's sole officer and director, is the father of Timothy J. Keating, the principal member of Keating Investments, LLC ("Keating Investments"). Keating Investments is the managing member of KI Equity, the Company's controlling stockholder. Timothy J. Keating is the manager of KI Equity. It is possible that Keating Investments may be engaged to act as an advisor or finder for the Company in connection with a possible business combination.

     On February 22, 2007, the Company issued 3,195,000 shares of Common Stock to KI Equity for aggregate proceeds equal to $639,000. The Company sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

     On February 27, 2007, the Company also issued 85,000 shares of Common Stock to Kevin R. Keating, our sole officer and director, for services rendered to the Company valued at $17,000. The Company sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

     In connection with the issuances of common stock to KI Equity and Kevin R. Keating, as described above, the Company granted to the holders of these shares certain demand and piggyback registration rights.

     On April 23, 2008, the Company borrowed $20,000 from Vero under an unsecured promissory note payable upon demand. On January 9, 2009, the Company borrowed an additional $8,750 from Vero under an unsecured promissory note payable upon demand. Each of these notes bears interest at a rate of 5% per annum, with the accrued interest being payable upon demand. The proceeds of the notes were used or will be used for working capital purposes. Vero is owned and controlled by Kevin R. Keating, the Company's sole officer and director.

     On January 9, 2009, the Company borrowed $8,750 from Keating Investments under an unsecured promissory note payable upon demand. The proceeds of the note were used or will be used for working capital purposes. The note bears interest at a rate of 5% per annum, with the accrued interest being payable upon demand. Keating Investments is the managing member of KI Equity, the Company's controlling stockholder. Timothy J. Keating is the principal member of Keating Investments and is the manager of KI Equity. Kevin R. Keating, the Company's sole director and officer, is the father of Timothy J. Keating.

     Except as otherwise indicated in this Annual Report, there have no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Director Independence

     The Company is not a "listed company" under SEC rules and is therefore not required to have independent directors.

Item 14. Principal Accounting Fees and Services

     Chang G. Park, CPA is the Company's independent registered public accounting firm.

Audit Fees

     The aggregate fees billed by Chang G. Park, CPA for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided in connection with statutory and regulatory filings were $15,000 for the fiscal year ended December 31, 2008 and $15,000 for fiscal year ended December 31, 2007.

Audit-Related Fees

     There were no fees billed by Chang G. Park, CPA for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements for the fiscal years ended December 31, 2008 and 2007.

Tax Fees

     There were no fees billed by Chang G. Park, CPA for professional services for tax compliance, tax advice, and tax planning for the fiscal years ended December 31, 2008 and 2007.

All Other Fees

     There were no fees billed by Chang G. Park, CPA for other products and services for the fiscal years ended December 31, 2008 and 2007.

Audit Committee's Pre-Approval Process

     The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by the Board of Directors.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules.

Financial Statements

     The Company's financial statements are included in Item 8 of this Annual Report.

Financial Statement Schedules

     All schedules are omitted because they are either not applicable or have been provided in Item 8 of this Annual Report or elsewhere herein.

Exhibits

     Exhibit  Description
     -------  -----------

       2.1 Purchase Agreement by and between Frezer, Inc. and KI Equity Partners IV, LLC, dated February 1, 2007. (1)

       2.2 Indemnity Agreement by and between Frezer, Inc., David R. Koos, Brian F. Pockett, Geoffrey O'Neill, and Bombardier Pacific Ventures, Inc., dated February 22, 2007. (2)

       2.3 Release Agreement by and between Frezer, Inc., David R. Koos, Brian F. Pockett, Geoffrey O'Neill, and Bombardier Pacific Ventures, Inc., dated February 22, 2007. (2)

       3.1    Certificate of Incorporation. (3)

       3.2    Certificate of Amendment of Certificate of Incorporation. (4)

       3.3    By-Laws. (3)

       4.1 Registration Rights Agreement by and between Frezer, Inc. and KI Equity Partners IV, LLC, dated February 22, 2007. (2)

       4.2 Promissory note issued by Frezer, Inc. to Vero Management, LLC dated April 23, 2008. (7)

       4.3 Promissory note issued by Frezer, Inc. to Vero Management, LLC dated January 9, 2009. (8)

       4.4 Promissory note issued by Frezer, Inc. to Keating Investments, LLC dated January 9, 2009. (8)

       10.1   Letter of Intent, dated November 7, 2007. (6)

       10.2 Consulting Agreement by and between the Company, KI Equity and Garisch Financial, Inc., dated February 27, 2007. (5)

       10.3 Registration Rights Agreement by and between the Company and Garisch Financial, Inc., dated February 27, 2007. (5)

       10.4 Management Agreement by and between the Company and Vero Management, LLC, dated February 27, 2007. (5)

       10.5   Registration Rights Agreement by and between the Company and Kevin
              R. Keating, dated February 27, 2007. (5)

       14.1   Corporate Code of Ethics, adopted May 23, 2005. (3)

       31.1 Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-K for the year ended December 31, 2008.
              (9)

       32.1 Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
              (9)

----------
(1) Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 2, 2007, and incorporated herein by this reference.

(2) Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 23, 2007, and incorporated herein by this reference.

(3) Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on June 1, 2005, and incorporated herein by this reference.

(4) Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 16, 2007, and incorporated herein by this reference.

(5) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB, as filed with the Securities and Exchange Commission on May 14, 2007, and incorporated herein by this reference.

(6) Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 13, 2007, and incorporated herein by this reference.

(7) Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 29, 2008, and incorporated herein by this reference.

(8) Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 28, 2009, and incorporated herein by this reference.

(9)  Filed herewith.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 FREZER, INC.



Dated: February 5, 2009                          By: /s/ Kevin R. Keating
                                                 -----------------------------
                                                 Kevin R. Keating
                                                 Chief Executive Officer
                                                 Chief Financial Officer



     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities and on February 5, 2009.

     Signatures                    Title
     ----------                    -----

     /s/ Kevin R. Keating          Chief Executive Officer, Chief Financial
                                   Officer, President, Treasurer Secretary and
                                   Sole Director