Form 10-Q
period 2009-03-31
FREZER, INC.
filed 2009-05-15
CIK 1328888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the transition period from ____________ to ____________

Commission File Number 0-51336

FREZER, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-2777600
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

No. 90-1 Hongji Street
Xigang District Dalian City
Liaoning Province, PRC, 116011

(Address of principal executive offices) (Zip Code)

+ 86-411-83678755

(Issuer's telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 119,859,130 shares of Common Stock, $.001 par value, were outstanding as of May 12, 2009.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

FREZER, INC

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009 AND 2008

(UNAUDITED)

FREZER, INC
Consolidated Financial Statements
March 31, 2009 And 2008
(Unaudited)

Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Frezer, Inc

We have reviewed the accompanying consolidated balance sheet of Frezer, Inc (the “Company”) as of March 31, 2009, and the related consolidated statements of operations and other comprehensive income (loss), and cash flows for the nine months ended March 31, 2009 and 2008. These consolidated financial statements are the responsibility of the company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

Patrizio & Zhao, LLC
Parsippany, New Jersey
May 11, 2009

FREZER, INC

Consolidated Balance Sheets

	March 31,	June 30,
	2009	2008
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$443,632	$353,049
Restricted cash	586,000	-
Accounts receivable, net of allowance for doubtful accounts of $20,222
and $25,263 at March 31, 2009 and June 30, 2008, respectively	6,597,550	5,902,124
Inventory	2,303,694	1,643,943
Other receivables	284,920	894,078
Bank loan security deposits	751,545	630,288
Advances to suppliers	2,185,507	529,602
Prepaid expenses	-	9,972
Total current assets:	13,152,848	9,963,056

Property and equipment, net:	18,476,741	15,306,859

Other assets:
Intangibles, net	6,258,907	5,631
Loans to third parties	5,034,089	505,375
Long-term investment	2,930	2,918
Total other assets:	11,295,926	513,924

Total assets:	$42,925,515	$25,783,839

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable and accrued expenses	$1,436,032	$1,515,630
Short-term bank loans	5,640,250	2,188,500
Advances from customers	768,130	353,442
Notes payable	1,172,000	500,000
Taxes payable	64,856	46,956
Other payables	1,471,840	443,337
Total current liabilities:	10,553,108	5,047,865

Long-term bank loan:	5,470,310	5,763,050

Minority interest:	376,340	385,839

Total liabilities:	16,399,758	11,196,754

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
no shares issued or outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized,
119,859,130 shares issued and outstanding	119,859	119,859
Additional paid-in capital	14,419,854	4,432,883
Statutory reserve	653,287	653,287
Retained earnings	9,455,960	7,566,470
Accumulated other comprehensive income	1,876,797	1,814,586
Total stockholders’ equity:	26,525,757	14,587,085

Total liabilities and stockholders' equity:	$42,925,515	$25,783,839

The accompanying notes are an integral part of these consolidated financial statements.

FREZER, INC

Consolidated Statements of Operations and Other Comprehensive Income (loss)
(Unaudited)

	For the Three Months Ended			For the Nine Months Ended
	March 31,			March 31,
	2009		2008	2009	2008

Sales:		$2,299,475	$4,350,280	$13,183,015	$15,425,818

Cost of goods sold:		1,738,983	2,507,211	10,000,530	11,113,476

Gross profit:		560,492	1,843,069	3,182,485	4,312,342

Operating expenses:
Selling, general and administrative		340,409	131,101	921,132	743,612

Income from operations:		220,083	1,711,968	2,261,353	3,568,730

Other income (expenses):
Interest expense		(112,397)	(154,411)	(392,559)	(346,915)
Other income (expense)		(38,658)	(4,752)	(4,335)	136,388
Government subsidy income		-	36,725	159,925	470,566

Total other income (expenses):		(151,055)	(122,438)	(236,969)	260,039

Income before provision for income tax:		69,028	1,589,530	2,024,384	3,828,769

Provision for income tax:		43,554	922	145,976	60,952

Net income before minority interest:		25,474	1,588,608	1,878,408	3,767,817

Minority interest:		(10,278)	(1,850)	(11,082)	(4,270)

Net income:		35,752	1,590,458	1,889,490	3,772,087

Other comprehensive income:
Foreign currency translation adjustment		(104,386)	586,950	62,211	1,104,428

Comprehensive income (loss):	$	(68,634)	$2,177,408	$1,951,701	$4,876,515

Basic earnings per share		$0.00	$0.01	$0.02	$0.03
Diluted earnings per share		$0.00	$0.01	$0.02	$0.03

Weighted average number of common
shares outstanding
Basic		119,859,130	119,859,130	119,859,130	119,859,130
Diluted		119,859,130	119,859,130	119,859,130	119,859,130

The accompanying notes are an integral part of these consolidated financial statements.

FREZER, INC

Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net Income	$1,889,490	$3,772,087
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	196,298	168,389
Minority interest	(11,082)	(4,270)
Changes in current assets and current liabilities:
Accounts receivable	(670,925)	572,472
Inventory	(652,768)	(471,737)
Other receivables	74,163	(1,330,795)
Advances to suppliers	(42,212)	27,989
Prepaid expenses	10,010	625
Accounts payable and accrued expenses	(89,011)	229,164
Advances from customers	413,093	(589,150)
Taxes payable	54,941	(20,129)
Other payables	988,920	(154,023)
Total adjustments:	271,427	(1,571,465)

Net cash provided by operating activities:	2,160,917	2,200,622

Cash flows from investing activities:
Additions to property and equipment	(64,699)	(126,346)
Additions to construction in progress	(3,235,176)	-
Advance payments for property and equipment	(1,610,950)	-
Loans to third parties	(3,986,629)	(1,844,040)

Net cash used in investing activities:	(8,897,454)	(1,970,386)

Cash flows from financing activities:
Additional paid in capital	3,233,556	-
Issuance (repayment) of notes payable	1,171,600	(406,920)
Bank loan security deposits	(118,625)	(367,584)
Proceeds from short-term bank loans	3,441,575	237,370
Repayment of long-term bank loan	(316,332)	(67,820)

Net cash provided by (used in) financing activities:	7,411,774	(604,954)

Effect of foreign currency translation on cash:	1,346	91,479

Net increase (decrease) in cash and cash equivalents:	676,583	(283,239)

Cash and cash equivalents – beginning:	353,049	331,618

Cash and cash equivalents and restricted cash – ending:	$1,029,632	$48,379

Supplemental schedule of non cash activities
Other receivable reclassified as loan to third party	$538,462	$-
Contributed intangible assets	$6,253,415	$-
Advance payments reclassified to construction in progress	$-	$9,131,831

The accompanying notes are an integral part of these consolidated financial statements.

FREZER, INC

Notes to Consolidated Financial Statements
March 31, 2009 and 2008
(UNAUDITED)

Note 1 – Organization and Nature of Business

Frezer, Inc (“Frezer”), a public shell company as defined in Rule 12b-2 of the Exchange Act of 1934, established under the laws of Nevada on May 2, 2005. The accompanying consolidated financial statements include the financial statements of Frezer, Inc. and its subsidiaries (the “Company”). The Company’s primary business is to design and manufacture industrial wires and cables.

On March 13, 2009, Frezer entered into and consummated a series of transactions whereby (a) Frezer acquired 100% of the outstanding shares of common stock of Befut Corporation, which was incorporated in the Nevada on January 14, 2009 (“Befut Nevada”), constituting all of the capital stock of Befut Nevada, from Befut International Co. Limited, a British Virgin Islands company (“Befut BVI”) in exchange for the issuance to Befut BVI of a net number of 117,768,300 shares of Frezer’s common stock and the cancellation of an aggregate of 2,176,170 shares of the Frezer’s common stock and (b) Frezer raised $500,000 in gross proceeds from the sale to four investors of convertible promissory notes of Frezer in the principal amount of $500,000 and warrants to purchase an aggregate of 720,076 shares of Frezer’s common stock. The acquisition has been accounted for as a reverse acquisition under the purchase method for business combinations.

Hong Kong BEFUTE Co., Ltd. (“Befut Hong Kong”) was incorporated on September 10, 2008 under the laws of Hong Kong. As of March 13, 2009, Befut Nevada owns 100% of the shares of Befut Hong Kong. On February 13, 2009, Befut Hong Kong invested 100% in Befut Electric (Dalian) Co., Ltd. (“WFOE”) in the city of Dalian, the People’s Republic of China (the “PRC”).

On February 16, 2009, WFOE entered into a series of agreements, the purpose of which was to restructure Dalian Befut Wire & Cable Manufacturing Co., Ltd. (“Dalian Befut”) in accordance with PRC law such that it could seek capital and grow its business (the “Restructuring”), Dalian Befut was incorporated on June 13, 2002 under the laws of the PRC. First, WFOE entered into an Original Manufacturer Agreement (the “OEM Agreement”) with Dalian Befut with the following material provisions: (i) Dalian Befut may not manufacture products for any person or entity other than WFOE without its written consent; (ii) WFOE is to provide all raw materials and advance related costs to Dalian Befut, as well as provide design requirements for products to be manufactured; (iii) WFOE is responsible for marketing and distributing the products manufactured by Dalian Befut and it keeps all related profits and revenues; and (iv) WFOE has an exclusive right to purchase whole or part of the assets and/or equity of Dalian Befut to the extent permitted by the PRC law at the sole discretion of WFOE and at the mutually agreed price. In addition, on February 16, 2009, WFOE entered into two ancillary agreements with Dalian Befut: (i) Intellectual Property Rights License Agreement, pursuant to which WFOE shall be permitted to use the intellectual property rights such as trademarks, patents and know-how for the marketing and sale of the products manufactured by Dalian Befut; and (ii) Non-competition Agreement, pursuant to which Dalian Befut shall not compete against WFOE.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The Company’s Consolidated Financial Statements include the accounts of its direct wholly-owned subsidiaries and of its indirect proportionate share of subsidiaries owned by the wholly-owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

FREZER, INC

Notes to Consolidated Financial Statements
March 31, 2009 and 2008
(UNAUDITED)

Note 2 – Summary of Significant Accounting Policies (continued)

Interim Financial Statements

These interim financial statements should be read in conjunction with the audited financial statements for the years ended June 30, 2008 and 2007, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the years ended June 30, 2008 and 2007.

Note 3– Restricted Cash

As of March 31, 2009 and June 30, 2008, the Company had $586,000 and $-0- restricted cash, respectively. These restricted cash balances are reserved for settlement of trade notes payable in connection with inventory purchases. The cash is held in custody by the bank issuing the trade notes payable, is restricted as to withdrawal or use, and is currently earning interest.

Note 4– Inventory

Inventory at March 31, 2009 and June, 2008 consists of the following:

	March 31, 2009	June 30, 2008

Raw materials	$821,423	$194,273
Work in process	60,617	111,756
Finished goods	1,421,654	1,337,914

Total	$2,303,694	$1,643,943

Note 5– Advances to Suppliers

As a common practice in Chinese business environment, the Company is often required to make advances to certain vendors for inventory, equipment, and construction-in-progress. The balances outstanding for advances on purchase of inventory amounted to $574,007 and $529,602 as of March 31, 2009 and June 30, 2008, respectively. Additionally, the Company made advances on equipment purchases amounting to $1,611,500 and $-0- as of March 31, 2009 and June 30, 2008, respectively.

Note 6– Property and Equipment

Property and equipment at March 31, 2009 and June 30, 2008 consists of the following:

	March 31, 2009	June 30, 2008

Buildings	$1,023,650	$1,019,457
Machinery and equipment	1,610,098	1,587,174
Office equipment and furniture	55,678	52,550
Vehicles	246,103	199,869
Subtotal	2,935,529	2,859,050
Less: Accumulated depreciation	1,014,796	817,366
	1,920,733	2,041,684
Add: Construction in progress	16,556,008	13,265,175

Total	$18,476,741	$15,306,859

Depreciation expense for the nine months ended March 31, 2009 and 2008 was $194,002 and $166,026, respectively.

FREZER, INC

Notes to Consolidated Financial Statements
March 31, 2009 and 2008
(UNAUDITED)

Note 7– Intangible Assets

Intangible assets at March 31, 2009 and June 30, 2008 consist of the following:

	March 31, 2009	June 30, 2008

Software	$16,137	$16,049
High-tech patent	6,255,528	-
Subtotal	6,271,665	16,049
Less: Accumulated amortization	12,758	10,418

Total	$6,258,907	$5,631

Amortization expense for the nine months ended March 31, 2009 and 2008 was $2,296 and $2,363, respectively.

Note 8– Loans to Third Parties

As of March 31, 2009 and June 30, 2008, the Company had outstanding loans to third parties of $5,034,089 and $505,375, respectively. These loans represent advances to third parties at an annual interest rate of 50% above the applicable bank interest rate. Interest payments are made semi-annually with no principal payments made until the due date, as per the terms of the loan agreement.

Note 9 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31, 2009	June 30, 2008

Accounts payable	$1,330,310	$1,435,630
Accrued expenses	105,722	80,000

Total	$1,436,032	$1,515,630

The carrying value of accounts payable and accrued expenses approximates fair value due to the short-term nature of these obligations.

Note 10 – Short-Term Bank Loans

Short-term bank loans consist of the following:

	March 31,	June 30,
	2009	2008

On August 2, 2007, the Company obtained a loan from Agricultural Bank of
China, of which the principal was to be paid in full by July 12, 2008. The interest was calculated using an annual fixed interest rate of 9.576% and
paid monthly. The loan was secured by a third party.	$-	$291,800

On December 24, 2007, the Company obtained a loan from Shanghai Pudong
Development Bank, of which the principal was to be paid in full by December
24, 2008. The interest was calculated using an annual fixed interest rate of
8.019% and paid monthly. The loan was secured by the Company’s property
and equipment and a third party.	$-	$1,459,000

FREZER, INC

Notes to Consolidated Financial Statements
March 31, 2009 and 2008
(UNAUDITED)

Note 10 – Short-Term Bank Loans (continued)

On April 24, 2008, the Company obtained a loan from Bank of Dalian, of which the principal is to be paid in full by April 24, 2009. The interest is to be calculated using an annual fixed interest rate of 9.711% and paid
monthly. The loan is secured by a third party.	$439,500	$437,700

On July 31, 2008, the Company obtained a loan from Guangdong
Development Bank, of which the principal is to be paid in full by July 31, 2009.
The interest is to be calculated using an annual fixed interest rate of 9.98%
and paid monthly. The loan is secured by a third party.	$586,000	$-

On August 27, 2008, the Company obtained a loan from Bank of Dalian, of which the principal is to be paid in full by August 27, 2009. The interest is to be calculated using an annual fixed interest rate of 10.458% and paid
monthly. The loan is secured by the Company’s inventory.	$2,930,000	$-

On November 21, 2008, the Company obtained a loan from Agricultural Bank of China of which the principal is to be paid in full by August 20, 2009. The interest is to be calculated using an annual fixed interest rate of 10.1085% and
paid monthly. The loan is secured by property and equipment and a third party	$219,750	$-

On December 28, 2008, the Company obtained a loan from Agricultural Bank of China of which the principal is to be paid in full by December 28, 2009. The interest is to be calculated using an annual fixed interest rate of 8.019% and
paid monthly. The loan is secured by a store of the Company	$1,465,000	$-

Total	$5,640,250	$2,188,500

Note 11 – Long-Term Bank Loan

In November 2006, the Company obtained a loan from Construction Bank of China for property purchase. As per the terms of the loan agreement, the loan will mature in November 2011. The interest rate is to be adjusted every twelve months.

As of March 31, 2009 and June 30, 2008, the outstanding loan balance was $5,470,310 and $5,763,050, respectively. The annual interest rate for the first and the second year was fixed at 8.6879% and 7.50312%, respectively. The adjustable current rate is 15.7895%.

Note 12 –Notes Payable

Notes payable consist of noncollateralized non-interest bearing promissory notes issued in connection with the acquisition of certain inventory. Balances outstanding under the notes as of March 31, 2009 and June 30, 2008 were $1,172,000 and $500,000, respectively.

Note 13 –Other Payables

As a common business practice in China, companies borrow money from each other for short-term needs in connection with inventory purchases. Other payables represent the balance that the company owes to other entities as a result of such borrowings. They are short-term in nature, noncollaterized, non interest bearing and payable upon demand.

FREZER, INC

Notes to Consolidated Financial Statements
March 31, 2009 and 2008
(UNAUDITED)

Note 14 –Earnings Per Share

The Company presents earnings per share on a basic and diluted basis. Basic earnings per share have been computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share have been computed by dividing income available to common shareholders by the weighted average number of shares outstanding including the dilutive effect of equity securities. All shares and per share data have been adjusted retroactively to reflect the recapitalization of the Company pursuant to the Securities Exchange Agreement with Befut Nevada.

	Three Months Ended March 31,
	2009	2008

Net income	$35,752	$1,590,458

Weighted average common shares
(denominator for basic income per share)	119,859,130	119,859,130

Effect of diluted securities:	-	-

Weighted average common shares
(denominator for diluted income per share)	119,859,130	119,859,130

Basic net income per share	$0.00	$0.01
Diluted net income per share	$0.00	$0.01

	Nine Months Ended March 31,
	2009	2008

Net income	$1,889,490	$3,772,087

Weighted average common shares
(denominator for basic income per share)	119,859,130	119,859,130

Effect of diluted securities:	-	-

Weighted average common shares
(denominator for diluted income per share)	119,859,130	119,859,130

Basic net income per share	$0.02	$0.03
Diluted net income per share	$0.02	$0.03

Note 15– Stockholders’ Equity And Related Financing Agreements

On March 13, 2009 the shareholders of Befut BVI were issued 117,768,300 shares of Frezer’s Common Stock, under a Share Exchange Agreement (SEA) pursuant to a claim of exemption under Section 4(2) of the Securities Act of 1933, as amended, for issuances not involving a public offering. Under the SEA, after the transfer of all of its shares, Befut BVI became a wholly-owned subsidiary of Frezer.

FREZER, INC

Notes to Consolidated Financial Statements
March 31, 2009 and 2008
(UNAUDITED)

Note 15– Stockholders’ Equity And Related Financing Agreements (Continued)

On March 13, 2009, the Company completed a private financing totaling $500,000 with 4 accredited investors (the “March 2009 Financing”). Consummation of the financing was a condition to the completion of the Share Exchange transaction with Befut BVI and the Befut BVI Stockholders under the Share Exchange Agreement. The securities offered in the financing were sold pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) by and among Frezer and the investors named in the Purchase Agreement (collectively, the “Investors”).

In accordance with the Purchase Agreement, the Company issued a total securities consisting of: (i) 3,130,869 shares of Frezer’s common stocks in connection with the private financing; (ii) Five (5) year warrants to purchase 720,076 shares of Frezer Common Stock, $0.001 par value per share at an initial exercise price of $0.1916 per share.

Note 16– Income Taxes

Frezer and Befut Nevada being incorporated in the State of Nevada are not subject to any income tax according to the rules and regulations of the Nevada.

Befut BVI was incorporated in the British Virgin Islands. Under the corporate tax laws of British Virgin Islands, it is not subject to tax on income or capital gain.

Before January 1, 2008, the operating subsidiary Dalian Befut in the PRC was generally subject to PRC enterprise income tax at 33%. On March 16, 2007, the PRC government promulgated a new tax law, China’s Unified Corporate Income Tax Law (“New CIT Law”), which took effect on January 1, 2008. Under the New CIT Law, foreign-owned enterprises as well as domestic companies are subject to a unified tax rate of 25%. Accordingly, Dalian Befut in the PRC has been subject to the PRC corporate income tax at a rate of 25% on their taxable income arising in the PRC commencing from January 1, 2008.

In July 2006, the FASB issued FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company does not recognize any benefits in the financial statements for the nine months ending March 31, 2009.

Note 17– Statutory Common Welfare Fund

As stipulated by the People’s Republic of China (PRC), net income after taxation can be distributed as dividends only after appropriation has been made for the following:

(i)	Making up cumulative prior years’ losses, if any;

(ii)
Allocations to the “Statutory surplus reserve” of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital;

FREZER, INC

Notes to Consolidated Financial Statements
March 31, 2009 and 2008
(UNAUDITED)

Note 17– Statutory Common Welfare Fund (Continued)

(iii)
Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company's “Statutory common welfare fund”, which is established for the purpose of providing employee facilities and other collective benefits to the Company's employees;

Allocations to the discretionary surplus reserve, is approved in the shareholders’ general meeting. The Company did not provide a reserve for the welfare fund for the nine months ended March 31, 2009 and 2008, respectively.

Note 18 – Risk Factors

For the nine months ended March 31, 2009 and 2008, three major vendors accounted for approximately 51.43% and 64.58% of the Company’s raw materials, respectively. Total purchases from these vendors were $6,663,615 and $8,994,696 for the nine months ended March 31, 2009 and 2008, respectively.

For the nine months ended March 31, 2009, five major customers accounted for approximately 54.14% and 30.58% of the net revenue, respectively. Total sales made to these customers amounted to $7,136,456 and $4,718,004 for the nine months ended March 31, 2009 and 2008, respectively.

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC as well as by the general state of the PRC’s economy. The Company's business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Note 19 - Concentrations of Credit Risk

Financial instruments which potentially subject the Company to credit risk consist principally of cash on deposit with financial institutions. Management believes that the financial institutions that hold the Company’s cash and cash equivalents are financially sound and minimal credit risk exists with respect to these investments.

Note 20 – Supplemental Cash Flow Disclosures

The following is supplemental information relating to the consolidated statements of cash flows:

	Nine Months Ended March 31,
	2009	2008

Cash paid for interest	$392,559	$346,915
Cash paid for income taxes	$102,422	$60,952

Note 21 - Subsequent Events

On April 13, 2009, the Board of Directors approved a 1 for 4.7 reverse stock split of the Company’s outstanding common stocks, and name change to Befut International Co., Ltd. (the “Corporate Actions”).

The reverse split will become effective when the Company receives an approval notice from the Financial Industry Regulatory Authority. The name change will become effective when the Company files with the Secretary of State of the State of Nevada. The Company anticipates the Corporate Actions will occur on or about June 8, 2009.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those financial statements appearing elsewhere in this report and our audited consolidated financial statements and the notes to those financial statements filed with Securities and Exchange Commission on Form 8-K on March 19, 2009 (the “Super 8-K”).

Certain statements in this report constitute "forward-looking statements". Such forward-looking statements include statements, which involve risks and uncertainties, regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industries, (d) our future financing plans, and (e) our anticipated needs for, and use of, working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plan,” “potential,” “project,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” or the negative of these words or other variations on these words or comparable terminology. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks and matters described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Unless the context indicates otherwise, as used in the following discussion, the words "Company”, "we,” "us,” and "our,” each refer to (i) Frezer, Inc., (ii) BEFUT Corporation, a corporation incorporated in the State of Nevada (Befut Nevada); (ii) Hongkong BEFUT Co., Ltd. (“Befut Hongkong”), a wholly-owned subsidiary of Befut Nevada incorporated under the laws of Hong Kong; (iii) Befut Electric (Dalian) Co., Ltd. (“WFOE”), a corporation organized under the laws of the People’s Republic of China (the “PRC”), a wholly-owned subsidiary of Befut Hongkong; (vi) Dalian Befut Wire and Cable Manufactuing Co., Ltd. (“Dalian Befut”), a corporation incorporated under the laws of the PRC, which is controlled by Dalian Befut through a series of agreements; and (vii) Dalian Marine Cable Co., Ltd., a corporation that is 86.6% owned by Dalian Befut. (“Befut Marine”)

Unless the context otherwise requires, all references to (i)  “PRC” and “China” are to the People’s Republic of China; (ii) “U.S. dollar,” “$” and “US$” are to United States dollars; and (iii) “RMB” are to Yuan Renminbi of China.

Overview

As we described in the Super 8-K, on March 13, 2009, we entered into and consummated a series of transactions whereby (a) Frezer, Inc. acquired 100% of the outstanding shares of common stock of Befut Nevada, from Befut BVI in exchange for the issuance to Befut BVI of a net number of 117,768,300 shares of the Company’s common stock and the cancellation of an aggregate of 2,176,170 shares of the Company’s common stock (the “Reverse Merger”) and (b) the Company raised $500,000 in gross proceeds from the sale to four investors of convertible promissory notes of the Company in the principal amount of $500,000 and warrants to purchase an aggregate of 720,076 shares of the Company’s common stock (the “Private Placement”). Befut BVI owns all the shares of Befut Hongkong and Befut Hongkong is the sole shareholder of WFOE, which controls its captive manufacturing company, Dalian Befut through a series of agreements.

As a result of the Reverse Merger, we, through WFOE and Dalian Befut, are engaged in the production of traditional cables, including metallurgy, coal and electric power system cables and specialty cables, including marine cable, mine specialty cable, nuclear cable, and petrochemical cable.

Our Business

We are one of the largest developers, manufacturers and distributors of cable and wire in northeastern China, headquartered in Dalian. We are engaged in the production of traditional cables, including metallurgy, coal and electric power system cables and specialty cables, including marine cable, mine specialty cable, nuclear cable, and petrochemical cable. We also have the technical capability for the production of large-scale marine cable, a segment with significantly higher profit margins. During the past decade, the city of Dalian has become a center for ship manufacturing and nuclear power plant construction.  Therefore, we are positioning the Company from being a traditional cable manufacturer to a specialty cable supplier. In 2006, we commenced the construction of our project in the industry zone on Changxing Island, Dalian for production of specialty cable, including marine cable. However, as a direct impact of the global financial crisis, orders from ship manufacturers and steel refining companies have decreased dramatically in the first and second quarter of 2008.  In the third and fourth quarter, we adjusted our marketing strategy to temporarily refocus on traditional coal cable until the economic environment is recovered. We project our sales for traditional cable will remain at 57.6% for the next three years. In the meanwhile, we will continue to put more resources into developing, marketing and selling of petrochemical and marine cables as part of our long-term business strategy.

We sell our products through a network of twenty-four sales persons located in Dalian and sales branches in six cities, such as Beijing, Shenyang, An’shan, Jilin and Benxi to facilitate the sales in those cities. In addition, we contracted three distributors to explore new distribution channels. Normally, the contracts with distributors are for one year. For the nine month ended March 31, 2009, all of our revenues were generated from the sales made through our sales persons.

Global Economic Environment

Our business is dependent on consumer demand for our products. We believe that significant uncertainty in the global economy and a slowdown in ship manufacturing and steel refining have had a significant impact on company revenue and increased our clients’ sensitization to the cost of our products. If the global economic environment continues to be weak, these worsening economic conditions could have a negative impact on our sales growth and operating margin in 2009.

Despite of the downturn in the ship manufacturing and steel refining industries, mining and telecommunication constructions in China still keep its development speed. As such, demands for the related specialty cables are increasing, especially demands for mining specialty cable which has gross profit margin in a range of 35% to 45%.

Our Products

Traditional Cable –
Mainly Electric Cable which has an outstanding thermo-mechanical property, excellent electrical and anti-corrosion properties, and is used in telecommunication industry, auto industry, metal refining, electrical industry, petrochemical industry and transportation industry including electrified railway, urban rail transportation, and construction industry.

Specialty Cables, such as the following -

Marine Cable –
It has strong physical features such as stronger antierosion, anti-stretch and long use life, and applicable to all the ship building standard categories such as construction of ships, on-water oil platform, coastal marine project, and is also capable of meeting all needs on a ship including power transmission, signal transmission of lighting and information processing equipment, and control system.

Nuclear Cable –	It is high-temperature resistant, corrosion protection, low-temperature resistant, hard-wear, rusty-resistant, acid-bases resistant, age-resistant, long-life. It can be used in nuclear power plants.

Mine Specialty Cable –	It is temperature resistant, corrosion protection, soft, low-temperature resistant. It can be used by mining corporations.

Petrochemical Cable –	It has corrosion protection, long-life, high stretch resistance features. It is used in the petrochemical enterprise and the offshore building.

Other Specialty Cable –	It is high temperature resistant, low-temperature resistant, hard-wear, acid-bases resistant, age resistant, long-life. It can be used in Steelwork and ore yard.

Recent Developments

We have completed the first phase construction of our Changxing Island Project. Changxing Island is 120 kilometers from Dalian. The buildings constructed in the first phase occupied a land of 65,000 square meters with a total construction area of 45,477 square meters.

Results of Operations

Results of Operations for Three Months ended March 31, 2009 and 2008

	For the Three Months Ended Ended
	March 31, 2009	March 31, 2008

Sales	$2,299,475	$4,350,280
Cost of sales	1,738,983	2,507,211
Total expenses	340,409	131,101
Other income/(expense)	(151,055)	(122,438)
Income taxes	43,554	922
Net income	35,752	1,590,458
Foreign currency translation adjustment	(104,386)	586,950
Comprehensive income	$(68,634)	$2,177,408

Sales

Our sales for the three months ended March 31, 2009 were $2,299,475, a decrease of $2,050,805, or 47.14%, compared to the same period of 2008. Such decrease is primarily attributable to the decrease in the price of the final products arising from the decrease in our major raw material, copper and change of product mix from specialty cable to traditional cable. Due to the current global financial condition, the demand for high price, high profit specialty cable has decreased. We are forced to adjust our product mix of regular cable and specialty cable to adapt to the current demand. In the third quarter, our sales for traditional cable and specialty cable accounted to approximately 73% and 27% of our total sales, respectively. Our total output and sales volume for the three months ended March 31, 2009, however, were higher than those of the three months ended March 31, 2008.

Cost of Goods Sold

Our cost of goods sold for the three months ended March 31, 2009 was $1,738,983, a decrease of $768,228 or 30.64%, compared to the same period of 2008. Cost of goods sold is primarily comprised of the cost of our raw materials and direct labor, manufacturing overhead expenses. Our principal raw material is copper, the price of which can affect our operating results.

The unit price of copper decreased to RMB28,200 (approximately $4,100) per ton in the three months ended March 31, 2009 from RMB57,000 (approximately $8,300) per ton from the comparable period in the prior year, a decrease of 50.6%.

The cost of sales as percentage of sales for the three month ended March 31, 2009 was 75.63%, an increase of 18 percentage points, compared to the same period of 2008. The increase was primarily due to change of our product mix to refocus on traditional cable, which generated lower profit as compared to profit generated from specialty cable.

Gross Profit

Our gross profit is equal to the difference between sales and cost of goods sold. Our gross profit for the three months ended March 31, 2009 was $560,492 a decrease of $1,282,577 or 69.58%, compared to the same period of 2008. The decrease in gross profit was mainly attributable to the decrease of demand of high profit specialty cable. Gross profit as a percentage of net sales was 24.37% for the three months ended March 31, 2009, as compared to 42.37% for the same period of 2008. The gross profit margin decreased by 18 percentage points.

Selling, General and Administrative Expenses

Our selling expenses consist primarily of salaries of sales personnel, advertising and promotion expenses, freight charges, related compensation and professional fees. Selling and general administrative expenses were $340,409 for the three months ended March 31, 2009, an increase of $209,308 or 159.65%, compared to that of the same period of 2008. Such increase was attributable to the expenses and professional fees in connection with the Reverse Merger and the Private Placement consummated on March 13, 2009.

Operating Income

Our operating income was $220,083 for the three months ended March 31, 2009, a decrease of $1,491,885 or 87.14%, compared to the same period of 2008. The sharp decrease in our operating income was mainly attributable to the higher proportion of traditional cable with a lower profit margin produced during the three months ended March 31, 2009 in reaction to the market shift.

Government Subsidy

We did not receive subsidy from Chinese local government for the three months ended March 31, 2009 while we received $36,725 for the three months ended March 31, 2008.

The local government has a favorable policy to encourage new investments in Changxing Island where our new facilities are located.  However, such subsidy is on a year by year basis and has its uncertainty.

Income Taxes

Our business operations were solely conducted by Dalian Befut and its subsidiary Befut Marine which were incorporated in the PRC. They were governed by the PRC Enterprise Income Tax Laws.  In accordance with the PRC Enterprise Income Tax Laws, a PRC domestic company is subject to the following taxes, including but not limited to: (i) enterprise income tax rate has been adjusted from 33% to 25%, effective from January 1 2008, when the new PRC Enterprise Income Tax Laws became effective; and (ii) value added tax at the rate of 17% for most of the goods sold.

Our income tax was $43,554 for the three months ended March 31, 2009, an increase of $42,632 compared to $922 for the same period of 2008. In the three months ended March 31, 2008, the Company enjoyed favorable income tax treatment due to the fact it hired handicapped employees which is encouraged by local government; however, the application of such favorable tax treatment on us expired as of March 31, 2009. We are in the process of renewing our status with the local government. Once our status is renewed, a tax deduction will be applied to us  retrospectively.

Net Income

Net income for the three months ended March 31, 2009 was $35,752, a decrease of $1,554,706 or 97.75%, from $1,590,458 for the same period of 2008. The decrease was attributable to the low demand of specialty cable and marine wire which has a higher profit margin.

Results of Operations for the Nine Months ended March 31, 2009 and 2008

	For the Nine Months Ended Ended
	March 31, 2009	March 31, 2008

Sales	$13,183,015	$15,425,818
Cost of sales	10,000,530	11,113,476
Total expenses	921,132	743,612
Other income/(expense)	(236,969)	260,039
Income taxes	145,976	60,952
Net income	1,889,490	3,772,087
Foreign currency translation adjustment	62,211	1,104,428
Comprehensive income/(loss)	$1,951,701	$4,876,515

Sales

Our sales for the nine months ended March 31, 2009 were $13,183,015, a decrease of $2,242,803 or 14.54%, compared to the same period of 2008. The decrease was attributable to the decrease in the price of the final products arising from the decrease in our major raw material, copper and change of our product mix. For the nine month ended March 31, 2009, our sales for traditional cable and specialty cable accounted to approximately 58% and 42% of our total sales, respectively. We maintained an increase on our total output and sales volume, comparing the nine months ended March 31, 2009 with those of the same period of 2008.

Cost of Goods Sold

Cost of goods sold is primarily comprised of the cost of our raw materials and direct labor, manufacturing overhead expenses. Our cost of goods sold for the nine months ended March 31, 2009 was $10,000,530, a decrease of $1,112,946 or 10.01%, compared to the same period of 2008. Our principal raw material is copper, the price of which can affect our operating results. As we described in the three months comparison analysis above, the unit price of copper, our main material, decreased by approximately one third in the nine months ended March 31, 2009 as compared to the same period of the prior year. The decrease was partially offset by increased production of traditional cable, which has a higher cost as to revenue as compared to such ratio of specialty cable and wire.

Gross Profit

Our gross profit is the difference between net sales and cost of goods sold. Our gross profit for the nine months ended March 31, 2009 was $3,182,485, a decrease of $1,129,857 or 10.17%, compared to the same period of 2008. Gross profit as a percentage of net sales was 24.14% for the nine month ended March 31, 2009, as compared to 27.96% for the same period of 2008.

The decrease of our net sales was offset by the decreased cost of goods sold in the nine months ended March 31, 2009. The downward trend of the prices of our raw materials, mainly consisting of copper, contributes to the decrease of the cost of goods sold.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of salaries of sales personnel, advertising and promotion expenses, freight charges, related compensation and professional fees. Selling and general administration expenses were $921,132 for the nine months ended March 31, 2009, an increase of $177,520 or 23.87%, as compared to the same period of 2008. Such increase is mainly due to the expenses and professional fees in connection with the Reverse Merger and the Private Placement consummated on March 13, 2009.

Operating Income

Our operating income was $2,261,353 for the nine months ended March 31, 2009, a decrease of $1,307,377 or 36.63%, primarily a result of the decrease in sales, partially offset by decrease in cost of goods sold.

Government Subsidy

We received subsidy from Chinese local government for the nine months ended March 31, 2009 at the amount of $159,925, while we received $470,566 for the nine months ended March 31, 2008. As we analyzed in the three months comparison, the local government’s subsidy has its uncertainty.

Income Taxes

Our business operations were solely conducted by our subsidiaries incorporated in the PRC and we were governed by the PRC Enterprise Income Tax Laws.  China enterprise income tax is calculated based on taxable income determined under Chinese GAAP. In accordance with the PRC Income Tax Laws, a Chinese domestic company is subject to the following taxes, including but not limited to: (i) enterprise income tax rate has decreased from 33% to 25% effective from January 1 2008, when the new PRC Enterprise Tax Law became effective; and (ii) value added tax at the rate of 17% for most of the goods sold.

A valuation allowance is provided to reduce the carrying amount of deferred tax assets if it is considered more likely than not that some portion, or all, of the deferred tax assets will not be realized. No differences were noted between the book and tax bases of the Company’s assets and liabilities.

Income taxation provision was $145,976 for the nine months ended March 31, 2009, an increase of $41,470 or 68.04%, compared to the same period of 2008. Such increase is due to expiration of special tax deduction as the company was qualified for welfare status by hiring handicapped employees. We are in the process of renewing our status with the local government. Once our status is renewed, a tax deduction will be given retroactively.

Net Income

Net income for the nine months ended March 31, 2009 was $1,889,490, a decrease of $1,882,597 or 49.91%, compared to the same period of 2008. The decrease was due to a variety of reasons such as the lower sales and the less government subsidy.

Liquidity and Capital Resources

Selected Measures of Liquidity and Capital Resources

The following table sets forth certain relevant measures of our liquidity and capital resources:

(dollars, except ratios and per common share data)	March 31, 2009	June 30, 2008

Cash and cash equivalents	$443,632	$353,049

Working capital	$2,599,740	$4,915,191

Ratio of current assets to current liabilities	1.25:1	1.97:1

The decreases in working capital and the ratio of current assets to current liabilities, as of March 31, 2009, compared to June 30, 2008, were primarily due to the increase in short-term bank loan, partially offset by increase in advances to suppliers.

Cash Flows

During the nine months ended March 31, 2009 and 2008, we had a net change in cash and cash equivalents of $676,583 and $(283,239), respectively.  The following table summarizes such changes:

	For the Nine Months Ended Ended
	Mar. 31, 2009	Mar. 31, 2008

Net cash provided by operating activities	$2,160,917	$2,200,622
Net cash used in investing activities	(8,897,454)	(1,970,386)
Net cash provided by/(used in) financing activities	7,411,774	(604,954)
Effect of exchange rate change on cash and cash equivalents securities	1,346	91,479
Net increase/(decrease) in cash and cash equivalents	$676,583	$(283,239)

We have historically financed our operations and capital expenditures principally through cash provided by operations and bank loans. Our management believes that the Company has sufficient cash, along with projected cash to be generated by the business of the Company to support its current operations for the next twelve months. However, we have a plan to expand our operation on Changxing Island which requires approximately RMB50 million or $7.3 million capital. There can be no assurance that any additional financing will be available on acceptable terms, if at all.

Operating Activities

During the nine months ended March 31, 2009, we generated $39,705 less cash from operating activities as compared to the nine months ended March 31, 2008. While we had $1,882,597 less cash generated from net income, our other payables were increased by $1,142,943. Other payables are the short-term loans the Company borrowed from other companies in China. They are short-term in nature, noncollaterized, non interest bearing and payable upon demand.

Investing Activities

During the nine months ended March 31, 2009, we used $6,927,068 more cash for investing activities as compared with the nine months ended March 31, 2008, which principally reflects the spending of approximately $3,235,176 in the construction of new factory building on Changxing Island and advance payments for property and equipment of $1,610,950.

Financing Activities

During the three months ended March 31, 2009, we generated $8,016,728 more cash for financing activities as compared with the nine months ended March 31, 2008, which principally reflects proceeds from short-term bank loans and additional paid-in capital contributed by new shareholders.

During the nine months ended March 31, 2009, we received loans of a total of $3,441,575 from Chinese local banks, and we repaid $316,332 for certain long-term bank loan.

Financial Obligation

As of March 31, 2009, our outstanding loans were as follows:

Creditors	Loan Amount	Interest Rate	Term	Expiration Date

Bank of Dalian	439,500	9.711%	1 year	04/24/09
Guangdong Development Bank	586,000	9.98%	1 year	07/31/09
Agricultural Bank of China	219,750	10.1085%	1 year	08/20/09
Bank of Dalian	2,930,000	10.458%	1 year	08/27/09
Agricultural Bank of China	1,465,000	8.019%	1 year	12/28/09
Construction Bank of China	5,470,310	To be adjusted every 12 months	5 year	11/2011

Total	$11,110,560

Accounts Receivable

We had $6,597,550 accounts receivable, net of allowance for doubtful accounts of $20,222 as of March 31, 2009, compared to $5,902,124, net of allowance for doubtful account of $25,263 as of June 30, 2008, an increase of $695,426, mainly due to certain state-owned companies as our clients began to require to retain from 5% to 10% of the revenues we generated from them as quality guarantee deposit for a term of one year. Such quality guarantee deposit can be released to us if there are no quality issues of the products we provide at the expiration of such one-year term.

Inventories

Inventories consisted of the following as of March 31, 2009 and June 30, 2008, respectively:

(dollars)	March 31, 2009	June 30, 2008

Raw materials	$821,423	$194,273
Work-in-process	60,617	111,756
Finished goods	1,421,654	1,337,914
Total inventories	$2,303,694	$1,643,943

We had an inventory of $2,303,694 as of March 31, 2009, an increase of $659,751 or 40.13%. The increase is primarily due to the increase in raw materials of $627,150 for the purposes of storing copper while its price is relatively low.

Intangible Assets

In the third quarter of 2009, we recorded a patent named Intelligent Reactive Power Compensation for Automatic Screen at a value of $6,255,528. This utility model adopts non-contact controlling from reactive controller to capacitor switching and therefore it prolongs useful life of equipments.  We will amortize this intangible asset over its useful life of ten years from April 2009.

Loan to Third Parties

Between 2007 and 2008, we entered into four separate loan agreements with our important business alliances, which permitted them to borrow principal up to RMB51 million (approximately $7.5 million) at an annual interest rate of 50% more than bank current rate. These loans are secured by borrowers’ accounts receivables, fixed assets and under the term ranged from one to four years. As of March 31, 2009 and June 30, 2008, we had outstanding loans to third parties of $5,034,089 and $505,375, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

Revenue Recognition

Sales revenue, is recognized at the date of shipment to customers, at which time title passes to customer provided that there are no uncertainties regarding customer acceptance, persuasive evidence of formal arrangement exists, the sales price is fixed and determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is deemed probable. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Use of Estimates and Assumption

In presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein.  Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events.  However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions.  If there is a significant unfavorable change to current conditions, it could result in a material adverse impact to our consolidated results of operations, financial position and liquidity.  We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. See Note 2 to our consolidated financial statements, “Basis of Presentation and Summary of Significant Accounting Policies.” While there have been no material changes to our critical accounting policies as to the methodologies or assumptions we apply under them, we continue to monitor such methodologies and assumptions.

Cash and Cash Equivalents

For statement of cash flows purposes, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from balances outstanding at the end of the period. Based on its assessment of the credit history with customers having outstanding balances and current relationships with them, management makes conclusions whether any realization of losses on balances outstanding at the end of the period will be deemed uncollectible based on the age of the receivables. The Company reserves 3% of accounts receivable balances that have been outstanding less than one year, 5% of accounts receivable balances that have been outstanding between one year and two years, and 100% of receivable balances that have been outstanding more than two years.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

This item does not apply to smaller reporting company such as us.

Item 4T.        Controls and Procedures

(a)            Evaluation of disclosure controls and procedures. At the conclusion of the period ended March 31, 2009 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15e and 15d-15e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

(b)  Changes in internal controls. During the period covered by this report, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II        OTHER INFORMATION

Item 6.        Exhibits

(a) Exhibits

3.1 – Bylaws, as amended.

31.1 – Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Mr. Hongbo Cao.

31.2 – Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Ms. Mei Yu.

32.1 – Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mr. Hongbo Cao and Ms. Mei Yu.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREZER, INC.

Date: May 15, 2009	BY:	/s/Hongbo Cao
Hongbo Cao
President and Chief Executive Officer
(principal executive officer)

Date: May 15, 2009	BY:	/s/ Mei Yu
Mei Yu
Chief Financial Officer
(principal financial officer and accounting officer)