Form 10-K
period 2009-06-30
BEFUT International Co., Ltd.
filed 2009-10-09
CIK 1328888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _________ to _____________

Commission file number: 000-51336

                                            BEFUT International Co., Ltd.
(Exact name of registrant as specified in its charter)

Nevada	20-2777600
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

No. 90-1 Hongji Street
Xigang District Dalian City
                                       Liaoning Province, PRC, 116011
 (Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number:  (011)-86-411-83678755

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.001 Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes   ☐      No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes   ☐      No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ Do not check if a smaller reporting company	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐       No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $56,606 as of December 31, 2008, based on the average bid and asked price ($0.083) of the Company’s common stock on such date as reported by the Over-the-Counter Bulletin Board. Shares of voting stock held by each executive officer and director of the registrant and each person who beneficially owns 10% or more of the registrant’s outstanding voting stock has been excluded from the calculation. This determination of affiliated status may not be conclusive for other purposes.

The number of outstanding shares of the registrant’s common stock on September 30, 2009 was 29,510,971.

Documents Incorporated by Reference: None.

FORM 10-K ANNUAL REPORT
FISCAL YEAR ENDED JUNE 30, 2009

FORWARD-LOOKING STATEMENTS

Certain statements in this Report, and the documents incorporated by reference herein, constitute "forward-looking statements". Such forward-looking statements include statements, which involve risks and uncertainties, regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industries, (d) our future financing plans, and (e) our anticipated needs for, and use of, working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plan,” “potential,” “project,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” or the negative of these words or other variations on these words or comparable terminology. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in this Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors and matters described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to "yuan" or "RMB" are to the Chinese yuan (also known as the renminbi). According to Xe.com as of September 30, 2009, US $1.00 = 6.8314 yuan (or 1 yuan = US$ 0.1464).

The "Company", "we," "us," "our," and the "Registrant" refer to (i) BEFUT International Co., Ltd. (“BEFUT”), (ii) BEFUT Corporation, a corporation incorporated in the State of Nevada (“Befut Nevada”); (ii) Hongkong BEFUT Co., Ltd. (“Befut Hongkong”), a wholly-owned subsidiary of Befut Nevada incorporated under the laws of Hong Kong; (iii) WFOE, a corporation organized under the laws of the People’s Republic of China (the “PRC”) that is wholly owned by Befut Hongkong; (vi) Dalian Befut, a corporation organized under the laws of the PRC which is the captive manufacturing company to WFOE; (vii) Dalian Marine Cable Co., Ltd., a corporation organized under the laws of the PRC which is 86.6% owned by Dalian Befut (“Befut Marine”); and (viii) Dalian Befut Zhong Xing Switch Co., Ltd (“Befut Zhong Xing”), a corporation organized under the laws of the PRC which is 70% owned by Dalian Befut.

PART I

ITEM 1.	BUSINESS

Overview

We are one of the largest developers, manufacturers and distributors of wire and cable products in Northeastern China (a region covering the provinces of Heilongjiang, Jilin and Liaoning in China). We are engaged in the production of traditional cables, including metallurgy and electric power system cables. We are also engaged in the production of specialty cables, including marine cable, mine specialty cable, nuclear cable, and petrochemical cable. We have the technical capability for the production of large-scale marine cable, a segment with significantly higher profit margins which we intend to pursue. Our traditional cable products are primarily focused on serving end-user applications in the telecommunication, electrical utility, and transportation (including automotive) markets. Our specialty cable products are mainly used for marine building, nuclear power plants, mining corporations and petrochemical enterprises.

We are headquartered in the city of Dalian, which is situated at the tip of China’s Liaodong Peninsula. Dalian is a trading and financial center in Northeastern Asia. We have established a branch office at Beijing and representative offices at eight cities such as Tianjin, Shenyang, Jilin, Benxi, Harbin, Tongliao, Zhengzhou, and Tangshan. Currently, we only sell our products in China.

Company History

We are a holding company and conduct substantially all of our production, marketing, finance, research and development, and administrative activities through our indirect subsidiaries located in the PRC. We were incorporated in the State of Nevada under the name “Frezer, Inc.” on May 2, 2005.

Prior to its formation on May 2, 2005, the company was a wholly-owned subsidiary of BMXP Holdings, Inc., then known as Bio-Matrix Scientific Group, Inc. (“BMXG”), a Delaware corporation engaged primarily in the development of medical devices. The board of directors of BMXG voted to distribute all shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), held by BMXG to holders of BMXG common stock of record as of May 31, 2005. On June 15, 2005, these stockholders received one share of the Company’s Common Stock for each share of BMXG common stock. On June 1, 2005, the Company filed a registration statement on Form 10-SB with the Securities and Exchange Commission (the “SEC”).  Upon effectiveness of such registration statement, the Company has been subject to the reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

From inception to July 11, 2006 the Company’s objective was to operate in the field of stem cell banking and regenerative medicine.  However, on July 11, 2006, the Company’s board of directors (the “Board of Directors”) unanimously approved resolutions to abandon all plans to develop a stem cell banking facility and market that facility's services.

On February 22, 2007, the Company experienced a change in control as a result of purchase of an aggregate of 3,500,000 shares of Common Stock by KI Equity Partners IV, LLC ("KI Equity"), a Delaware limited liability company. Following such change in control, the Company became a shell company with nominal assets, no employees and no active business operations.

On January 10, 2008, the Company's Board of Directors adopted, and holders of a majority of our issued and outstanding shares of Common Stock approved, by written consent, a 1-for-20 reverse stock split of the Company's common stock outstanding, with special treatment for certain of the Company's stockholders to preserve round lot stockholders.

On March 13, 2009, the Company experienced another change in control as a result of Befut Nevada’s purchase of 2,176,170 shares of the Company’s Common Stock, or 51% of the then outstanding shares from three shareholders of the Company. Immediately after such change in control, the Company acquired Befut Nevada, a holding company formed in the state of Nevada and its indirect operating subsidiaries in the PRC, including Dalian Befut. On the same day, the Company consummated a private placement of $500,000 by issuing convertible notes with attached warrants to four individual accredited investors.

Dalian Befut was incorporated on June 13, 2002 under the laws of PRC. It is currently owned by eight individuals in the PRC, among whom, Mr. Hongbo Cao and Mr. Tingmin Li are the largest shareholders having an aggregate of 90% of its equity interests. Pursuant to a series of agreements, including Original Equipment Manufacturer Agreement, Intellectual Property License Agreement and Non-competition Agreement, all of which were dated February 16, 2009 by and between Dalian Befut and WFOE (the “OEM Agreements”), Dalian Befut is controlled by WFOE and is a captive manufacturer to it as Dalian Befut is contractually precluded form engaging in business with any other person or entity.

On April 14, 2006, Befut Marine was incorporated by Dalian Befut. Its current shareholders are Dalian Befut (having 86.6% of the equity interest) and three individual shareholders, namely, Mr. Tingmin Li (having 6% of the equity interest), Mr. Hongbo Cao (having a 4% equity interest) and Mr. Qingye Meng (having a 3.4% of the equity interest). The three individuals are also shareholders of Dalian Befut. Befut Marine conducts all of our marketing and production of marine cables.

On June 18, 2009, the Company effectuated a company name change from “Frezer, Inc.” to “BEFUT International Co., Ltd.” and a 1-for-4.07 reverse stock split of its outstanding shares of common stock. As a result, its ticker symbol was changed to BFTI.OB.

Our corporate organizational chart is set forth below.

Business Strategy

Our objective is the establish the Company as the leading manufacturer of wire and cable products in China and to expand distribution of our products to overseas markets in 2012.

In order to achieve this objective, we plan to

– focus on specialty cable production;
– expand production capacity by constructing Changxing Island Project Phase I Construction and Changxing Island Project  Phase II Construction;
– increase product offering to include appliance switches.

Based on our sales generated from specialty cable in the fourth quarter of fiscal year 2009, which was approximately 85% of our total sales in that fiscal year, based on current economic policy in China that encourages marine construction, mining, petrochemical and nuclear industries, in fiscal year 2010, we plan to continue to devote more resources into developing, marketing and selling of petrochemical and marine cables as it is our long-term business strategy. We have completed Changxing Island Project Phase I Construction (defined and described below under “Recent Development”).

We plan to commence our Changxing Island Project Phase II Construction (defined and described below under “Recent Development”) when our Changxing Island Project Phase I Construction reaches full capacity in approximately three years or when we target appropriate strategic partner, whichever comes earlier. The main purpose of Changxing Island Project Phase II Construction is to expand our production capacity for specialty cable by introducing strategic alliances, integrating technology and industrial resources so as to make us the most competitive specialty cable producer in China and at the same time strive to enter the international cable markets. Meanwhile, we will keep our sales of traditional cables at the current production capacity.

We plan to enter the switch appliance market in fiscal year of 2010 as we observed a number of our cable customers have certain demand for switch products by setting up a joint venture 70% owned by Dalian Befut (see Befut Zhong Xing under “Recent Development” below); however, we anticipate only 5% of our total revenue to be generated from that sector as that would not be our main business.

Recent Development

As of the date of this report, we have completed the first phase of the construction of a manufacturing facility in the industrial zone on Changxing Island. The construction covers a land of 65,000 square meters with a total construction area of 45,477 square meters. We commenced the construction in 2006. Changxing Island is 120 kilometers away from Dalian. The construction includes production facility of 24,964 square meters, warehouse of 5,326 square meters, office building of 8,264 square meters, and other supporting facilities of 6,923 square meters (“Changxing Island Project Phase I Construction”). We have reserved a land of 85,000 square meters for the second phase of construction when funds become available (“Changxing Island Project Phase II Construction”). After the completion of both phases, the Changxing Island project will occupy a total land of 150,000 square meters, with building construction of 87,000 square meters. The facility will be used mainly for production of specialty cables which corresponds to our plan to focus on specialty cables as our main business in the next five years.

On July 1, 2009, Dalian Befut, our captive manufacturer, formed a joint venture under the laws of the PRC, Befut Zhong Xing by investing approximately $100,000 (RMB700,000) for its 70% equity interest in Befut Zhong Xing. The other party who holds 30% equity interests is an individual. By setting up Befut Zhong Xing, we aim to enter into switch appliance market as a number of our cable customers demonstrated certain demand for switch products .

Our Products

Our products are categorized into two types: traditional cables and specialty cables. The following table provides information about our principal products:

Products	Features	Applications
Traditional Cables
Mainly Electric Cable	thermo-mechanical, electrical and anti-corrosion
Used in telecommunication industry, auto industry, metal refining, electrical and petrochemical industry, transportation industry including electrified railway and urban rail transportation, and construction industry

Specialty Cables
Marine Cable	anti-erosion, anti-stretch and long- life
Applicable to all the ship building standard categories such as construction of ships, on-water oil platform, coastal marine project, and also capable of meeting all needs on a ship including power transmission, signal transmission of lighting and information processing equipment, and control system

Nuclear Cable	high-temperature resistant, corrosion protection low-temperature resistant, hard-wear, rusty-resistant, acid-bases resistant, age-resistant, long-life	Used in nuclear power plants
Mine Specialty Cable	temperature resistant, corrosion protection, soft, low-temperature resistant	Used by mining corporations
Petrochemical Cable	corrosion protection, long-life, high stretch resistance feature	Applied on the petrochemical enterprise, and the offshore building
Other Specialty Cable	high-temperature resistant, low-temperature resistant, hard-wear, acid-bases resistant, age-resistant, long-life	Applied in steelwork, ore yard

We plan to develop marine cables such as submerged cables used to transfer data and telecommunications and marine cable used in shipbuilding. We anticipate that Changxing Island Project Phase I Construction, including the initial phase of the marine cable project, will cost a total of approximately $23.46 million. It includes the costs of purchasing land use rights and importing state-of-the-art production lines from Finland and Canada. We received a one-year loan of approximately $3 million at an annual interest rate of 6.1065% from China Merchants Bank in May this year, the proceeds of which were used for Changxing Island Project Phase I Construction. We are negotiating for a long-term loan of approximately $14.5 million to cover most of the remaining budget of the construction. There is no assurance, however, that we may be able to secure such loan or we may be able to obtain necessary funding for this project at all.

We believe that the specialty cable sector is one of the most profitable sectors in wire and cable industry with significantly higher gross margins of up to 60%. Specialty cables typically are produced specifically for certain uses in harsh conditions unsuitable for other typical cables.

The following table shows the sales of our products as a percentage of total sales for the fiscal years ended June 30, 2009, 2008 and 2007:

	Percentage of Total Sales for Fiscal Years Ended June 30,
Products	2009	2008	2007

Traditional Cable	54.8%	50.0%	57.6%

Mine Specialty Cable	19.6%	34.5%	22.4%

Marine Cable	6.6%	6.4%	4.5%

Petrochemical Cable	7.3%	4.5%	10.3%

Nuclear Cable	10.5%	4.5%	—

Other Cable	1.2%	0.1%	5.2%

Total	100%	100%	100%

The following images show the general structure of our traditional cables and one of our specialty cables, marine cables:

Traditional Cable

Manufacturing Process

The following illustration shows the basic steps in the manufacturing process for our cable products:

Raw Materials and Suppliers

Our primary raw materials include copper, insulation materials and protective materials. Our main suppliers for copper wire are Kaiyuan Shenda Nonferrous Metal Co., Ltd., Kaiyuan Wanjin Copper Co., Ltd. and Tianjin Huabei Wire & Cable Manufacturing.  Our main suppliers for insulation and protective materials are Yingkou Genorio Industrial Co., Ltd. and Tianjin Commercial Import & Export Co., Ltd.

Our principal raw materials are generally available in the market and we have not experienced any raw material shortages in the past. Because of the general availability of these raw materials, we do not believe that we will experience any raw material shortages in the future; however, changes in the prices of copper, which has an established history of volatility, directly affect the prices of our products and may influence the demand for our products.

The following is a list of our top suppliers (in terms of purchases) in the fiscal year ended June 30, 2009:

Raw Materials	Suppliers	Percentage of Total Purchases

Copper Wire	Kaiyuan Shenda Nonferrous Metal Co., Ltd.	20.0%

Copper Wire	Kaiyuan Wanjin Copper Co., Ltd.	12.8%

Copper Wire	Tianjin Huabei Wire & Cable Manufacturing	12.4%

Distribution, Sales Network and Customers

We sell our products through twenty-four full-time sales persons located in Dalian and sales branches in nine cities, such as Beijing, Shenyang, Tianjin, Jilin, Harbin and Benxi to facilitate the sales in those cities. These branches are staffed with a total of twelve sales persons. In addition, we contracted three distributors. Normally, the contracts with three distributors are for one year and non-exclusive. In fiscal year 2009, most of our sales were generated by our full-time sales persons.

We have a total of approximately 500 customers located in Northeastern China and other provinces in China. Most of our clients are located in Dalian and its surrounding areas.

In fiscal year 2009, five customers accounted for 45% of our total sales, among which, Huasheng Electric Installation Corporation contributed to 19.9% of our total revenue. In fiscal year 2008, four customers accounted for 26% of our total sales. There was no single customer contributing to 10% or more of our total sales in fiscal year 2008.

Seasonality

Demand for our traditional cables during December to March is generally lower than demand during spring and summer months primarily due to the Chinese new year and spring festival which occur during that period. Our specialty cable product sales have not experienced seasonal trends. Our customers purchase specialty cable products throughout the year. We believe that with the expansion on our production of specialty cable products the impact of seasonality of the business will be somewhat mitigated.

Research and Development

For the fiscal year ended June 30, 2009 and 2008, we spent $89,179 and $6,903 on research and development, respectively. We maintain an internal research and development department staffed with 40 staff including 31 full-time employees and 9 part-time employees.

Intellectual Property

Trademark

Dalian Befut is the registered trademark holder of the following trademark, which was registered with the Trademark Office of the State Administration for Industry and Commerce in PRC in China.

 M∙Q∙E

The registered scope of use includes wire products such as wire cable, electric wire, power materials (electric wire and wire cable), and electric resister for copper wire. The registered term of the trademark is from September 7, 2001 to September 6, 2011. Under the PRC Trademark Law, which was adopted in 1982 and revised in 2001, registered trademarks are granted for a term of ten years and are renewable for additional terms. Each renewal is limited to ten year terms and the registrant must continue to use the trademark and apply for a renewal within six months prior to the expiration of the current term.

In 2008, the trademark above was recognized as a Famous Trademark in China through a judicial procedure, one of the two procedures in the PRC to grant a trademark such title (the other procedure is through administrative procedure) pursuant to Rules on Famous Trademark Recognition and Protection promulgated by the PRC National Industrial and Commercial Bureau and implemented from June 1, 2003. A Famous Trademark in China entitles an enterprise to a stronger protection as compared to a general trademark in China. For example, it can prevent others from using the same or similar trademark not only on the same or similar products but also on certain products in other industries as long as the use of such trademark by others would cause confusion or being misleading to a reasonable customer. In addition, in a trademark dispute adjudication, being a Famous Trademark itself provides self-evidence of influence on consumers. In Dalian, there have been approximately ten Famous Trademarks granted.

Patent

Dalian Befut has six patents in China. The following table provides information regarding each patent.

Name of Patent	Type of Patent	Patent No.	Inventor’s Name	Date of Application	Date of Publication and Term
Intelligent reactive power compensation for automatic screen	Utility model	ZL200720184912.4	Dalian Befut Wire & Cable Manufacturing Co., Ltd	12/14/2007	10/15/2008; Term: 10 years from 10/15/2008 to 10/14/2018
Automatic Protection Ni-mh Battery Screen	Utility model	ZL200720184913.9		12/14/2007	01/07/2009 Term: 10 years from 01/07/2009 to 01/06/2019
New tide-proof power cable	Utility model	ZL200820015254.0	Guoxiang Liu, Hongming Wu, Ying Zhao and Hongbo Cao	08/29/2008	06/10/2009 Term: 10 years from 06/10/2009 to 06/09/2019
Sonar watertight cable	Utility model	ZL200820015255.5		08/29/2008	06/10/2009 Term: 10 years from 06/10/2009 to 06/09/2019
Environmentally friendly wire & cable of low-smoke, halogen-free, fire-retardant insulation	Utility model	ZL200820015256.X		08/29/2008	06/10/2009 Term: 10 years from 06/10/2009 to 06/09/2019
Mine fire-retardant rubber branch of the pre-cable	Utility model	ZL200820015332.7		09/01/2008	06/10/2009 Term: 10 years from 06/10/2009 to 06/09/2019

Dalian Befut has submitted application for the following five patents with the Patent Office of the National Intellectual Property Office of the PRC:

Name of Patent	Type of Patent	Patent No.	Inventor’s Name	Date of Application	Date of Acceptance of the Application by the PRC IP Office	Status of Application
New tide-proof power cable	Utility model	200820015254.0	Guoxiang Liu, Hongming Wu and Ying Zhao	08/27/2008	08/29/2008	Patent Pending
Sonar watertight cable	Utility model	200820015255.5		08/27/2008	08/29/2008	Patent Pending
Environmentally friendly wire & cable of low-smoke, halogen-free, fire-retardant insulation	Utility model	200820015256.X		08/27/2008	08/29/2008	Patent Pending
High-temperature plastic extrusion die-tool	Utility model	200820015331.2		08/29/2008	09/01/2008	Patent Pending
Mine fire-retardant rubber branch of the pre-cable	Utility model	200820015332.7		08/29/2008	09/01/2008	Patent Pending

The PRC Patent Law was adopted by the National People's Congress, the parliament in PRC, in 1984 and was subsequently amended in 1992 and 2000. The Patent Law aims to protect and encourage invention, foster applications of invention and promote the development of science and technology. To be patentable, invention or unity models must meet three conditions: novelty, inventiveness and practical applicability. The Patent Office of the National Intellectual Property Office of the PRC under the State Council is responsible for receiving, examining and approving patent applications. A patent is valid for a term of twenty years in the case of an invention and a term of ten years in the case of utility models and designs. Our pending patents are all utility models and will subject to the ten years' protection. Any use of patent without consent or a proper license from the patent owner constitutes an infringement of patent rights. We cannot assure you that any patent applications filed by us will be approved in the future.

With respect to the intellectual property rights such as trademarks and patents as described above and know-how for the marketing and sale of the products manufactured by Dalian Befut, the WFOE has entered into Intellectual Property Rights License Agreement, pursuant to which, it is be permitted to use the trademark, patents and know-how for nominal consideration.

Competition

Currently, there are approximately 7,000 manufacturers in China producing a variety of types of cables and wires, most of which produce traditional electric cables and wires only. Among all of those manufacturers, 2,000 manufacturers can undertake specialty cable production, such as marine cables and mine cables. Furthermore, among the 7,000 manufacturers, only 40 are eligible for producing nuclear cables and 20 can produce marine cables.

Our competitors include manufacturers having the ability to conduct comprehensive cable and wire production like us, such as Far East Cable Co., Limited (“Far East”), Shangshang Cable and the manufacturers which can produce specialty cable such as Yangzhou Marine Cable Manufacturing Factory.

Far Eastin Jiangsu Province in China is our largest competitor in the sector of traditional electric cable and wires. It is a leader in terms of market share. We believe our competitive advantage to Far East is in specialty cable production, in which we have more qualification certificates and market share than that of Far East.

In terms of specialty cables such as marine cables, Yangzhou Marine Cable Factory is our major competitor. It entered into this market earlier than us and has strong competitive advantage on qualifications and market share.  However, their market is mostly in the adjacent provinces, such as Jiangsu and Zhejiang, which are not where we are located.

Competitive Advantages

We believe we have the following competitive advantages:

We have a strong research and development team, including highly skilled personnel such as the advanced technology staff from Shenyang Electric Cable Factory. Shenyang Electric Cable Factory used to be the largest state-owned cable company in Northeastern China before its dissolution. Our team also includes the experts from Dalian Science and Technology University.

We have obtained qualifications in specialty cable production. We are nationally-designated enterprise for coal mine and mechanical products and have passed National Confidential Certification. We obtained Classification Society certifications from the PRC, US, Germany, Italy, Japan and South Korea for our marine cables, first-grade supply network certificate for China National Petroleum Corporation (CNPC), and MIL-Spec Quality Management System certification.

We have entered into a contract to expand our production facilities in the Industrial Zone by harbor on Changxing Island in Dalian to develop our marine cable production. As of today, we have completed phase one of the construction. We believe such expansion may provide us dominant advantages in terms of production scale and capacity in Northeastern China.

We sell our own products to our customers with minimal use of distributors or outside sales personnel. This avoids middle-man charges.

We have sales offices across the region which constantly follow up with our customers for product quality and solicit customer comments on our products.

We have an excellent quality control program that monitors our product quality before it is delivered to customers.

Environmental Compliance

We are subject to environmental regulations that are generally applicable to manufacturing companies in the PRC. For example, we obtained necessary approval for its new manufacturing facilities. We are also subject to periodic inspection by environmental regulators and must follow specific procedures in some of our processes. We have not violated environmental regulations or approved practices.

Employees

We currently have 206 employees in total, of whom 111 are full-time and 95 are part-time.

Government Regulation

We are subject to the recent PRC State Administration of Foreign Exchange (“SAFE”) regulations regarding offshore financing activities by PRC residents. SAFE issued a public notice in October 2005 requiring PRC domestic residents to register with the local SAFE branch before establishing or controlling any company outside of China for the purpose of capital financing with assets or equities of PRC companies, referred to in the notice as an “offshore special purpose company.” All of our PRC resident shareholders have complied with the registration procedure with local SAFE.

Dalian Befut’s production facilities maintain an ISO 9001 Quality Management System.

According to The Rule Regarding the Administration on Compulsory Products Certification promulgated by General Administration of Quality Supervision, Inspection and Quarantine of the PRC on December 3, 2001 and effective from May 1, 2002, products that impact health and safety of human beings, life and health of animals and plants and environmental protection and public safety that are listed in the Index of the PRC Compulsory Production Certification (the “Index”) are subject to the universally applicable national standards, technical rules and implementation procedures. China Compulsory Certification (“CCC”) is a mandatory requirement for the production, distribution and exportation of any of the products that are listed in the Index. Certain of our cable and wire products are subject to such certification and we have maintained effective CCC status on those products accordingly.

We received Classification Society certifications for our marine cable products from classification societies such as China Classification Society, American Bureau of Shipping, Germanischer Lloyd, Italy, Nippon Kaiji Kyokai and Korean Register of Shipping. A classification society is a non-governmental organization in the shipping industry, often referred to as “Class”. It establishes and maintains standards for the construction and classification of ships and offshore structures, supervises that construction is according to these standards and carries out regular surveys of ships in service to ensure these comply with these standards.

In addition, we are a nationally-designated enterprise for coal mine and mechanical products, first-grade supply network certificate for China National Petroleum Corporation (CNPC), and MIL-Spec Quality Management System certification.

We obtained a license for importing and exporting products in 2006.

ITEM 1A.           RISK FACTORS

This item is not required for smaller reporting companies like us.

ITEM 1B.           UNRESOLVED STAFF COMMENTS

None.

ITEM 2.              PROPERTIES

Under PRC law, all land in the PRC is owned by either the state (“State Land”) or by rural collectives (“Collective Land”), which grant a "land use right" to an individual or entity after a purchase price for such "land use right" is paid to the government. The "land use right" grants the holder the right to use the land for a specified long-term period of time and other rights that are incidental to the ownership of the land, except for the right to ownership. Land and buildings are regarded as two separate properties in China. Land users may use the land and own the buildings and improvements on it, but the sovereignty of the land is retained by the State or rural collectives.

We lease a parcel of land in Dalian City and three buildings on that land (namely, an office building of 170 square meters, a boiler room of 450 square meters and an employee dormitory of 300 square meters) from Dalian Wanbao Industrial Co. Ltd. (the “Lessor”). Set forth in the following table is certain information regarding the terms of such lease:

Location	Qipanzi County, Gezhenbao Town of Ganjingzi District, Dalian,
Certificate of Land Use Right No.	Ganjiyong (2001) Zi Di 0316004
Registered Owner of Land	Qipan Village (Rural Collective)
Lessor	Dalian Wanbao Industrial Co. Ltd.
Usage	Industrial Use
Size (in Square Meters)	14,040
Term and Expiration Date	For 50 years, from Oct.1 2001 through Oct. 1, 2051
Rent	RMB2,500,000 (approximately $365,540) for 50 years
Other	The right to transfer or grant a security interest on the land is subject to the Lessor’s consent.

We own three factory buildings that are built upon the leased land referenced immediately above. Set forth in the following table is the information of the factory buildings:

Registered Owner of Land Use Right	Location	Certificate of House Ownership Number	Size (in Square Meters)	Usage	Encumbrance
Dalian Befut Wire & Cable Manufacturing Co., Ltd	Qipanzi County, Gezhenbao Town of Ganjingzi District, Dalian	Dagan Cun Fang Zi Di 205010073	661.5
		Dagan Cun Fang Zi Di 205010074	1531.05	Industrial use, Factory	None
		Dagan Cun Fang Zi Di 205010075	4014.72

In addition, we completed construction of Changxing Island Phase I Construction which includes factory facilities, located in Xingang County, Lingang Industrial District of Changxing Island (“Changxing Island Property”). We are in the process of getting the related title documents including: (i) the use right to the land which Changxing Island Property covers; and (ii) the ownership of the buildings and factories built upon Changxing Island Property. Changxing Island Property has an area of 65,000 square meters, and the construction area totals 45,477 square meters, with 24,964 square meters of factory facility warehouse of 5,326 square meters, office building of 8,264 square meters, and other supporting facilities of 6,923 square meters.

ITEM 3  LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. However, we are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters that were submitted during the fourth quarter of 2009 to a vote of security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock was approved for quotation on the OTC Bulletin Board on September 28, 2006 and initially traded under the symbol FRZR.OB.  In connection with a 1-for-20 reverse stock split, which became effective on February 26, 2008, our symbol on the OTC Bulletin Board was changed to FREZ.OB. On June 18, 2009, in connection with a company name change and a 1-for-4.07 reverse stock split effective the same day, our symbol was changed to BFTI.OB.

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

	High Bid	Low Bid
Fiscal Year Ended June 30, 2009
06/30/2009	$0.10	$0.00
03/31/2009	$0.10	$0.03
12/31/2008	$0.13	$0.025
09/30/2008	$0..20	$0.10
Fiscal Year Ended June 30, 2008
06/30/2008	$0.30	$0.15
03/31/2008	$0.10	$0.00
12/31/2007	$0.14	$0.025
09/28/2007	$0.15	$0.04

 * Source: Quarterly Trade & Quote Summary Report ordered from http://www.otcbb.com/dynamic/tradeact.htm.

Common and Preferred Stock

The Company is authorized by its Articles of Incorporation, as amended, to issue an aggregate of 210,000,000 shares of capital stock, of which 200,000,000 are shares of common stock, par value $0.001 per share (the "Common Stock") and 10,000,000 are shares of preferred stock, par value $0.001 per share (the “Preferred Stock”).

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

Preferred Stock

Our Articles of Incorporation, as amended, authorize the issuance of up to 10,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of our authorized Preferred Stock, there can be no assurance that the Company will not do so in the future.

The description of certain matters relating to the securities of the Company is a summary and is qualified in its entirety by the provisions of the Company's Articles of Incorporation and By-Laws, copies of which have been filed or incorporated by reference as exhibits to this report.

Holders

As of September 30, 2009, there were approximately 575 shareholders of record of our common stock and an indeterminate number of beneficial holders who held our Common Stock in street name.

Transfer Agent and Registrar

Our independent stock transfer agent is Corporate Stock Transfer, Inc., located in Denver, Colorado. Their mailing address is 3200 Cherry Creek Dr. South, Suite 430, Denver, CO 80209. Their phone number is 303-282-4800 and fax number is 303-282-5800.

Dividends

Our board of directors has not declared a dividend on our common stock during the last two fiscal years or the subsequent interim period. It is the present intention of our board to utilize all available funds for the development of the Company's business.

The payment of dividends, if any, is at the discretion of the Board of Directors and is contingent on the Company's revenues and earnings, capital requirements, financial conditions and the ability of our subsidiary, WFOE, to obtain approval to send monies out of the PRC. The PRC's national currency, the Yuan, is not a freely convertible currency.

Penny Stock Regulations

Our securities are subject to the SEC's “penny stock” rules. The penny stock rules may affect the ability of owners of our shares to sell them. There may be a limited market for penny stocks due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investors in penny stocks often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers might be greater than any profit an investor may make. Because of large spreads that market makers quote, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor.

Our securities are also subject to the SEC’s rule that imposes special sales practice requirements upon broker-dealers that sell such securities to other than established customers or accredited investors. For purposes of the rule, the phrase “accredited investor” means, in general terms, institutions with assets exceeding $5,000,000 or individuals having net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, combined with a spouse’s income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of purchasers of our securities to buy or sell in any market.

Recent Sales of Unregistered Securities

In connection with the 1-for-4.07 reverse stock split (the “Reverse Split”) of our common stock effective June 18, 2009, we issued an aggregate of 58,815 shares of common stock. Any shareholder owning at least 100 shares but less than 407 shares of our common stock on June 17, 2009 received at least 100 shares after giving effect to the Reverse Split.

The issuance of 58,815 shares of common stock of was exempt from registration pursuant to Section 4(2) of the Securities Act.

ITEM 6.	SELECTED FINANCIAL DATA

This item is not required for smaller reporting companies like us.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations (the “MD&A”) should be read in conjunction with our consolidated financial statements and the notes to those financial statements appearing elsewhere in this report.

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

Unless the context indicates otherwise, as used in the following discussion, the words "Company”, "we,” "us,” and "our,” each refer to (i) Befut International Co., Ltd. (f/k/a Frezer, Inc.) (the “Public Company”), a corporation incorporated in the State of Nevada; (ii) BEFUT Corporation, a corporation incorporated in the State of Nevada (“Befut Nevada”); (ii) Hongkong BEFUT Co., Ltd. (“Befut Hongkong”), a wholly-owned subsidiary of Befut Nevada incorporated under the laws of Hong Kong; (iii) Befut Electric (Dalian) Co., Ltd. (“WFOE”), a corporation organized under the laws of the People’s Republic of China (the “PRC”), a wholly-owned subsidiary of Befut Hongkong; (vi) Dalian Befut Wire and Cable Manufactuing Co., Ltd. (“Dalian Befut”), a corporation incorporated under the laws of the PRC, which is controlled by Dalian Befut through a series of agreements; (vii) Dalian Marine Cable Co., Ltd., a corporation that is 86.6% owned by Dalian Befut. (“Befut Marine”) and (viii) Befut Zhong Xing Switch Co., Ltd., a corporation that is 70% owned by Dalian Befut (“Befut Zhong Xing”).

Unless the context otherwise requires, all references to (i)  “PRC” and “China” are to the People’s Republic of China or mainland China; (ii) “U.S. dollar,” “$” and “US$” are to United States dollars; and (iii) “RMB”, “Yuan” and Renminbi are to the currency of PRC or China.

Overview

As we reported in the Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2009, we entered into and consummated a series of transactions on March 13, 2009, whereby (a) The Public Company acquired 100% of the outstanding shares of common stock of Befut Nevada, from Befut International Co. Limited, a British Virgin Islands company (“Befut BVI”) in exchange for the issuance to Befut BVI of a net number of 117,768,300 shares of the Company’s common stock and the cancellation of an aggregate of 2,176,170 shares of the Company’s common stock (the “Reverse Merger”) and (b) the Company raised $500,000 in gross proceeds from the sale to four investors of convertible promissory notes of the Company in the principal amount of $500,000 and warrants to purchase an aggregate of 720,076 shares of the Company’s common stock (the “Private Placement”). Befut BVI owns all the shares of Befut Hongkong and Befut Hongkong is the sole shareholder of WFOE, which controls its captive manufacturing company, Dalian Befut, through a series of agreements. Dalian Befut owns 86.6% of the outstanding equity of Befut Marine. In addition, Dalian Befut owns 70% of the outstanding equity of Befut Zhong Xing since July 1, 2009.

As a result of the Reverse Merger, we, through WFOE, Dalian Befut and Befut Marine, are engaged in the production of traditional cables, including metallurgy, electric power system cables and specialty cables, including marine cable, mine specialty cable, nuclear cable, and petrochemical cable.

Effective June 18, 2009, the Company changed its name from “Frezer, Inc.” to “BEFUT International Co., Ltd.” It also effectuated a 1-for-4.07 reverse stock split of its outstanding common stock. As a result of the corporate name change and the reverse stock split, the Company’s ticker symbol changed to BFTI.OB.

Our Business

We are one of the largest developers, manufacturers and distributors of cable and wire in northeastern China, headquartered in the city of Dalian. We are engaged in the production of traditional cables, including metallurgy, electric power system cables and specialty cables, including marine cable, mine specialty cable, nuclear cable, and petrochemical cable. We also have the technical capability for the production of large-scale marine cable, a segment with significantly higher profit margins. During the past decade, Dalian has become a center for ship manufacturing plant construction.  Therefore, we are positioning the Company from being a traditional cable manufacturer to a specialty cable supplier.

In 2006, we commenced the construction of a manufactory plant in the industrial zone on Changxing Island which is 120 kilometers away from Dalian for the main purpose of specialty cable production. As of the date of this report, we have completed the first phase of the construction which covers a land of 65,000 square meters with a total construction area of 45,477 square meters. The construction includes production facility of 24,964 square meters, warehouse of 5,326 square meters, office building of 8,264 square meters, and other supporting facilities of 6,923 square meters. We have reserved a land of 85,000 square meters for the second phase of construction when funds become available. The main purpose of our second phase construction is to expand our production capacity for specialty cable by introducing strategic alliances, integrating technology and industrial resources so as to make Dalian Befut the most competitive specialty cable producer in China and at the same time strive to enter the international cable market. After the completion of both phases, the Changxing Island project is anticipated to occupy a total of 150,000 square meters, with building construction of 87,000 square meters. The facility mainly will be used for production of specialty cables which corresponds to our plan to refocus on specialty cables such as marine cable as our main business in the next five years.

In the first half of the fiscal year ended June 30, 2009, as a direct impact of the global financial crisis, orders from ship manufacturers and steel refining companies decreased dramatically. In the second half of the fiscal year, we adjusted our marketing strategy to temporarily refocus on traditional coal cable until the economic environment is recovered. In the month of June 2009, sales for specialty cable increased dramatically. As a result, for the fiscal year ended June 30, 2009, sales for specialty cables were approximately 46.4% of our total sales. We will continue to devote more resources into developing, marketing and selling of petrochemical and marine cables as our long-term business strategy.

We sell our products through a network of twenty-four salespeople located in Dalian and sales branches in nine cities, such as Beijing, Shenyang, Tianjin, Jilin, Harbin and Benxi, to facilitate the sales in those cities. These branches are staffed with a total of twelve salespeople. In addition, we contracted with three distributors for the sale of our products. Normally, the contracts with distributors are for one year. In fiscal year 2009, most of our sales were generated by our full-time salespeople.

Global Economic Environment

Our business is dependent on consumer demand for our products. We believe that significant uncertainty in the global economy and a slowdown in ship manufacturing and steel refining have had a significant impact on Company revenue and increased our clients’ sensitivity to the cost of our products. If the global economic environment continues to be weak, these worsening economic conditions could have a negative impact on our sales growth and operating margin in 2010.

Despite the downturn in the ship manufacturing and steel refining industries in the first three quarters of fiscal 2009, mining and telecommunication construction in China progressed. As such, demand for the related specialty cables increased, especially demand for mining specialty cable which has a historical gross profit margin in a range of 35% to 45%.

Recent Developments

We completed the first phase of the construction of a manufacturing plant on Changxing Island which covers a land of 65,000 square meters with a total construction area of 45,477 square meters, and which includes production facility of 24,964 square meters, warehouse of 5,326 square meters, office building of 8,264 square meters, and other supporting facilities of 6,923 square meters (“Changxing Island Project Phase I Construction”).  We expect that production at the new facility will commence towards the end of December 2009. Once in production, the estimated full capacity will be approximately over $200 million. We have reserved a land of 85,000 square meters for the second phase of construction when funds become available (“Changxing Island Project Phase II Construction”). We plan to start Changxing Island Project Phase II Construction  when Changxing Island Project Phase I Construction production reaches full capacity in approximately three years or when we target appropriate strategic partner, whichever comes earlier.

On July 1, 2009, Dalian Befut, our captive manufacturer, formed a new company under the laws of the PRC, Befut Zhong Xing by investing approximately $100,000 (RMB700,000) for its 70% equity interest in Befut Zhong Xing. The other party who holds 30% equity interests is an individual. By setting up Befut Zhong Xing, we aim to enter into the switch appliance market as a number of our cable customers demonstrated certain demand for switch products.

Results of Operations

Results of Operations for the Fiscal Years ended June 30, 2009 and 2008

	For the Fiscal Years Ended
	June 30, 2009	June 30, 2008

Sales	$19,308,939	$20,012,975
Cost of sales	14,101,545	15,141,308
Total operating expenses	1,379,372	939,793
Other income/(expense)	(693,208)	364,762
Income taxes	887,696	71,058
Net income	2,259,413	4,229,988
Foreign currency translation adjustment	142,037	1,303,694
Comprehensive income	$2,401,450	$5,533,682

Sales

Our sales for the fiscal year ended June 30, 2009 were $19,308,939, a decrease of $704,036 or 3.5%, as compared to the fiscal year ended June 30, 2008. The decrease was primarily attributable to a general decrease in copper prices. The selling price of our products is significantly correlated with the market price of copper price. When copper prices decrease, we typically lower our selling price in order to remain competitive with other wire and cable manufacturers. During the period from March 2008 to December 2008, copper prices dropped by approximately 68%. This had a direct negative impact on our sales.

For the fiscal year ended June 30, 2009, our sales for traditional cable and specialty cable accounted for approximately 53.8% and 46.2% of our total sales, respectively. We achieved an increase in our total sales volume to 1,926.94 metric tons in the fiscal year ended June 30, 2009, as compared to total sales volume of 1,727.25 metric tons in the fiscal year ended June 30, 2008, an increase of 198.69 metric tons.

Cost of Goods Sold

Cost of goods sold is primarily comprised of the cost of our raw materials and direct labor, manufacturing overhead expenses. Our cost of goods sold for the fiscal year ended June 30, 2009 was $14,101,545, a decrease of $1,039,763 or 6.9%, as compared to the fiscal year ended June 30, 2008. This was primarily due to the decrease in copper prices. The average unit price of copper decreased by approximately 28.0% in fiscal year 2009 as compared to fiscal year 2008.

Gross Profit

Our gross profit is the difference between net sales and cost of goods sold. Our gross profit for the fiscal year ended June 30, 2009 was $5,207,394, an increase of $335,727 or 6.9%, as compared to the fiscal year ended June 30, 2008. Gross profit as a percentage of net sales was 27.0% for the fiscal year of 2009, as compared to 24.3% for the fiscal year of 2008.

The decrease in our net sales was offset by the slightly larger decrease in cost of goods sold in the fiscal year of 2009. The downward trend of the prices of our raw materials, mainly consisting of copper, contributed to the decrease in cost of goods sold. As a result, our gross profit in fiscal 2009 was marginally higher than that in fiscal 2008.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of salaries and bonus of sales personnel, advertising and promotion expenses, freight charges, related compensation and professional fees. Selling expenses were $121,393 in the fiscal year ended June 30, 2009 as compared to $77,074 in the fiscal year ended June 30, 2008, an increase of $44,319. The increase was primarily attributable to increase in delivery related fuel expenses. General and administrative expenses were $1,257,979 for the fiscal year ended June 30, 2009, an increase of $395,260 or 45.8%, as compared to the fiscal year ended June 30, 2008. Such increase was primarily due to the amortization expense related to the acquired intangible assets as described under Intangible Assets under Liquidity and Capital Resources in this Item.

Income from Operations

Our operating income was $3,828,022 for the fiscal year ended June 30, 2009, a decrease of $103,852 or 2.6%, primarily a result of the decrease in sales and increase in selling, general and administrative, partially offset by decrease in cost of goods sold.

Government Subsidy

We received a subsidy from Chinese local government for the fiscal year of 2009 in the amount of $159,979, as compared to a subsidy of $492,294 for the fiscal year of 2008.

The local government has a favorable policy to encourage new investments in Changxing Island where our new facilities are located.  However, such subsidy is determined on a yearly basis and no assurances can be given that we will continue to receive any such subsidies.

Income Taxes

Our business operations were solely conducted by our subsidiaries incorporated in the PRC and we were governed by the PRC Enterprise Income Tax Laws. China enterprise income tax is calculated based on taxable income determined under Chinese GAAP. In accordance with the PRC Income Tax Laws, a Chinese domestic company is subject to the following taxes, including but not limited to: (i) enterprise income tax rate has decreased from 33% to 25% effective from January 1, 2008, when the new PRC Enterprise Tax Law became effective; and (ii) value added tax at the rate of 17% for most of the goods sold.

Provision for income taxes was $887,696 for the fiscal year ended June 30, 2009, an increase of $816,638, compared to the fiscal year ended June 30, 2008. Such increase was due to the expiration of special tax deduction for which we qualified due to its efforts in recruiting of physically challenged employees. We are in the process of renewing our status with the local government. Once our status is renewed, we expect that a tax deduction will be granted retroactively, although there can be no assurance.

Net Income

Net income for the fiscal year ended June 30, 2009 was $2,259,413, a decrease of $1,970,575 or 46.6%, compared to net income of $4,229,988 for the fiscal year ended June 30, 2008. The decrease was mainly attributable to an increase in general and administrative expenses of $395,260, a decrease of $332,315 in government subsidy income, an increase in provision for income taxes of $816,638 and costs of $491,281 in the fiscal year ended June 30, 2009 related to our reverse merger consummated in March 2009.

Liquidity and Capital Resources

Selected Measures of Liquidity and Capital Resources

The following table sets forth certain relevant measures of our liquidity and capital resources:

	For the Fiscal Year Ended
(dollars, except ratios and per common share data)	June 30, 2009	June 30, 2008

Cash and cash equivalents and restricted cash	$796,301	$353,049

Working capital	$10,033,815	$5,920,566

Ratio of current assets to current liabilities	1.8:1	2.3:1

The increase in working capital as of June 30, 2009 as compared to June 30, 2008 was primarily due to the increase in accounts receivable, short-term loans to unrelated parties, and advance payments related to Research and Development, partially offset by increase in short-term bank loans, trade notes payable and decrease in other assets. The increase in accounts receivable was attributable to the dramatic increase in sales in the month of June 2009.

Cash Flows

During the fiscal years ended June 30, 2009 and 2008, we had a net change in cash and cash equivalents and restricted cash of $443,252 and $21,431, respectively.  The following table summarizes such changes:

	For the Fiscal Years Ended
	June 30, 2009	June 30, 2008

Net cash provided by operating activities	$2,544,636	$2,494,630
Net cash used in investing activities	(13,668,727)	(743,733)
Net cash provided by/(used in) financing activities	11,494,228	(1,764,928)
Effect of exchange rate change on cash and cash equivalents securities	73,115	35,462
Net increase in cash and cash equivalents	$443,252	$21,431

We have historically financed our operations and capital expenditures principally through cash provided by operations and bank loans. Our management believes that the Company has sufficient cash, along with projected cash to be generated by the business of the Company to support its current operations for the next twelve months. We project the cost of purchasing new production lines from Finland and Canada would total approximately $6.5 million and the remaining unpaid balance of our Changxing Island Phase I construction costs of approximately of $1.5 million is expected to be financed by a long-term bank loan that we are in negotiation with a bank in China. There can be no assurance that such bank loan or any additional financing will be available on acceptable terms, if at all.

Operating Activities

During the fiscal year ended June 30, 2009, we generated $50,006 more cash from operating activities as compared to the fiscal year ended June 30, 2008. We had an increase in trade notes payable of $1,585,070, income tax payable of $777,494, other current liabilities of $939,981 and decrease in inventory of $678,500, advance payments of $725,577 and other current assets of $1,291,070, partially offset by less cash generated from net income of $1,970,575 and increase in accounts receivable of $3,012,145. Other current liabilities are the short-term loans the Company received from other companies in China. They are short-term in nature, non-collaterized, non-interest bearing and payable upon demand.

Investing Activities

During the fiscal year ended June 30, 2009, we used $12,924,994 more cash for investing activities as compared to the fiscal year ended June 30, 2008, which principally reflects increased spending of approximately $3,272,219 for the construction of new factory building on Changxing Island, increases loans to unrelated parties of $5,971,233 and an increased advance payments for research and development of $2,956,370.

Financing Activities

During the fiscal year ended June 30, 2009, we generated $13,259,156 more cash for financing activities as compared to the fiscal year ended June 30, 2008, which principally reflects net proceeds from short-term bank loans of $5,860,000, additional paid-in capital contributed from existing shareholders of $5,301,971 and the issuance of convertible notes payable of $500,000 to four investors in March 2009.

During the fiscal year ended June 30, 2009, we received proceeds from short-term loans of a total of $8,057,500 from various Chinese local banks, and we repaid $2,197,500 for certain short-term bank loans.

Financial Obligation

As of June 30, 2009, our outstanding loans were as follows:

Creditors	Loan Amount	Interest Rate	Term	Maturity Date

Guangdong Development Bank	586,000	9.98%	1 year	07/31/09
Agricultural Bank of China	219,750	10. 0485%	9 months	08/20/09
Bank of Dalian	2,856,750	10.458%	1 year	08/27/09
Shanghai Pudong Development Bank	1,465,000	6.138%	1 year	12/28/09
China Merchants Bank	2,930,000	5.841%	1 year	05/05/10
Construction Bank of China	5,470,310	To be adjusted every 12 months	5 year	11/2011

Total	$13,527,810

Accounts Receivable

We had $8,560,592 accounts receivable, net of allowance for doubtful accounts of $20,222 as of June 30, 2009, compared to $5,902,124, net of allowance for doubtful account of $25,263 as of June 30, 2008, an increase of $2,658,468, mainly due to dramatic increase in sales in the month of June 2009 as a result of unexpected customer orders.  Another contributing factor is that certain state-owned companies as our clients beginning to require retaining from 5% to 10% of the revenues we generated from them as product quality guarantee deposit for a term of one year. Such quality guarantee deposit can be released to us if there are no quality issues of our products at the expiration of such one-year term.

Inventories

Inventories consisted of the following as of June 30, 2009 and 2008, respectively:

(dollars)	June 30, 2009	June 30, 2008

Raw materials	$400,343	$194,273
Work-in-process	60,703	111,756
Finished goods	892,486	1,337,914
Total inventories	$1,353,532	$1,643,943

We had total inventory of $1,353,532 as of June 30, 2009, a decrease of $290,411 or 18.0%. The decrease is primarily due to the decrease in copper price and the unexpected dramatic increase in sales in the month of June in 2009. In June 2009, sales from our specialty cable increased approximately 44.5% comparing to its average sales in the previous eleven months in fiscal year 2009.

Intangible Assets

In the third quarter of 2009, we recorded a patent named Intelligent Reactive Power Compensation for Automatic Screen at a value of $6,255,528. This utility model adopts non-contact controlling from reactive controller to capacitor switching and therefore it prolongs the useful life of equipment. We started amortizing this intangible asset over its estimated useful life of ten years using straight-line method from April 2009.

In the fourth fiscal quarter of 2009, we recorded another patent named Automatic Environmental Protection MH-Ni DC Battery Panel at a value of $5,282,878. This utility model has two chargers running side by side extending current, strengthening the safety of charge power supply. We started amortizing this intangible asset over its estimated useful life of ten years using straight-line method from May 2009.

Both patents referenced above were originally owned by three parties including Dalian Befut. Dalian Befut purchased the portion owned by the other two parties.  To one of the other two parties, Dalian Befut paid cash of $155,356 plus 51% ownership of Dalian Befut at a market value of $11,383,050 based on an independent appraisal.  The other party assigned his portion to Dalian Befut for no consideration. Subsequent to the acquisition, the CEO Mr. Hong Bo Cao and another shareholder Mr. Ting Ming Li purchased the 51% ownership back personally from this third party.

We also recorded a well-known trademark, the one we described under Item 1 Business/Intellectual Property/Trademark section of this report, at a value of $83,505, the amount of money we spent in registering with a governmental agency.

Total amortization expenses for the intangible assets for the fiscal year ended June 30, 2009 was $291,520.

Loan to Third Parties

Between 2009 and 2008, we entered into four separate loan agreements with our important business alliances, which permitted them to borrow principal up to RMB51 million (approximately $7.5 million) at an annual interest rate of 50% more than the current rate of banks in China. These loans are secured by borrowers’ accounts receivables, fixed assets and under the term ranged from one to four years. As of June 30, 2009 and June 30, 2008, we had outstanding loans to third parties of $6,955,623 and $505,375, respectively.

Off-Balance Sheet Arrangements

At June 30, 2009, We did not have any off-balance sheet arrangements.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

This item is not required for smaller reporting companies like us.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Balance sheets, as of June 30, 2009 and 2008, and statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2009 and 2008, together with the related notes and the reports of independent registered public accounting firms, are set forth on the “F” pages of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A (T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, which included inquiries made to certain other of the Company's employees. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have each concluded that, as of June 30, 2009, the Company's disclosure controls and procedures were effective and sufficient to ensure that we record, process, summarize and report information required to be disclosed by the Company in its periodic reports filed under the Securities and Exchange Commission's rules and forms.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statement for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected in a timely manner. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation. In addition, the design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Therefore, any current evaluation of controls can not and should not be projected to future periods.

Management assessed our internal control over financial reporting as of June 30, 2009, the end of our fiscal year of 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework." The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on management's assessment using the COSO criteria, management has concluded that the Company's internal control over financial reporting was effective as of June 30, 2009 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting that occurred during our fourth fiscal quarter of 2009 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Auditor Attestation

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Listed below are our executive officers and directors. Except for Mr. Yining Xia, each of our current executive officers and each of our directors is a resident of the PRC. As a result, it may be difficult for investors to effect service of process within the United States upon them or to enforce court judgments obtained against them in the United States courts.

Name	Age	Title
Hongbo Cao	42	Chairman of the Board, Chief Executive Officer and President
Mei Yu	38	Director, Chief Financial and Accounting Officer, Treasurer
Yining Xia	47	Director
Haiyang Lu	30	Secretary

All of our directors hold offices until the next annual meeting of the shareholders of the Company, and until their successors have been qualified after being elected or appointed. Officers serve at the discretion of the board of directors.

The following sets forth biographical information regarding the above officers and directors.

Mr. Hongbo Cao, Chairman of the Board, Chief Executive Officer and President. Mr. Cao has served as Chairman of Dalian Befut since December 2006. Prior to that, he was the CEO of Dalian Befut from June 2002. He was formerly the CEO of Dalian Xincheng Power Equipment Co., Ltd. from 1985 to 2002. Mr. Cao is also a director of Befut Nevada and is the sole director of Befut BVI.  Mr. Cao is a licensed senior economist in China. He received a Master’s Degree in Political Economics from Liaoning Normal University in China in 2000 and a Bachelor’s Degree in Law from Dongbei University of Finance and Economics in China in 1998.

Ms. Mei Yu, Director and Chief Financial Officer.  Ms. Yu has served as Director of Finance of Dalian Befut in China since 1997.  Ms.Yu is a graduate of Dongbei University of Finance and Economics in Financial Management in 1991. She has over 17 years of experience in accounting and finance in China.

Mr. Yining Xia, Director.  Mr. Xia previously served as Director (from 2001 to 2007) and Associate Director (from 2000 to 2001) of TIAA-CREF, one of the largest financial services companies in the United States. Prior to that, he was Assistant Vice President of Citi Group from 1999 to 2000. Mr. Xia is currently President of Allport America, Inc., a consulting firm he founded. Mr. Xia is also a director of Befut Nevada. Mr. Xia obtained a PhD in Mathematics from the Ohio State University in 1990 and a Master’s Degree in Mathematics from Jilin University in China in 1986.

Mr. Haiyang Lu, Secretary. Mr. Lu has been the head of Strategic Development Department of Dalian Befut and CEO Assistant of Dalian Befut from 2006. Prior to that, he was Manager of Planning for Dalian Yuandian Advertisement Co., Ltd. in 2003 and Manager of Business Planning for Dalian Tianwei Medicine Co., Ltd. from 2004 to 2006. Mr. Lu received a Bachelor’s Degree in Marketing and Sales from Bohai University in China.

There are no family relationships among our directors or executive officers. To our knowledge, none of our directors and executive officers (including the directors and executive officers of our subsidiaries) has been involved in any of the following proceeding during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.
being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s Common Stock to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Directors, executive officers and greater than 10% stockholders are required by SEC rules to furnish the Company with copies of Section 16(a) forms they file. Based upon a review of the filings made on their behalf during the fiscal year ended June 30, 2009, as well as an examination of the SEC’s EDGAR system Form 3, 4, and 5 filings and the Company’s records, the following table sets forth exceptions to timely filings:

Name	Reporting Event

BEFUT International Co. Limited
Form 4 reporting the disposition (transfer) of 2,048,144 shares of common stock (prior to the 1-for-4.07-reverse split) to one of its shareholders and the Company’s director, Yining Xia on March 25, 2009. Such Form 4 has not been filed.

Yining Xia, Director
Form 4 reporting the acquisition of 2,048,144 shares of common stock (prior to the 1-for-4.07-reverse split) from his indirect ownership through Befut BVI to his direct ownership on March 25, 2009. Form 4 was filed on April 13, 2009 which was later than the due date, March 27, 2009.

Form 4 reporting the disposition of 75,000 shares (post the 1-for-4.07-reverse split) to 4 individuals on August 7, 2009. Such Form 4 has not been filed.

Code of Ethics

We have not yet adopted a Code of Ethics for our executive officers. We intend to adopt a Code of Ethics applying to such persons during the fiscal year ending June 30, 2010.

Audit Committee Financial Expert

Mr. Yining Xia qualifies as an “audit committee financial expert” as defined in Item Item 407(d)(5)(ii) of Regulation S-K and is “independent” as the term is used in Section 803-A-(1) of the Company Guide of NYSE Amex Company Guide.

Audit Committee

We have not yet appointed an audit committee. Our board of directors currently acts as our audit committee. At the present time, we believe that the members of board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

ITEM 11.	EXECUTIVE COMPENSATION

The following is a summary of the compensation we paid to our former executive officers for the years ended June 30, 2009 and 2008. None of our former executive officers received compensation in excess of $100,000 for any of those two years.

Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compen- sation ($)	Non-qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total Compen- sation ($)
	2009	$0	0	$0	$0	$0	$0	$0	$0
Kevin R. Keating (1)	2008	$0	0	$0	$0	$0	$0	$0	$0

(1)	Kevin R. Keating served as President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer and sole director of the Company from February 22, 2007 to March 13, 2009.

In addition, at the closing on the purchase of controlling interests in the Company on March 13, 2009, Vero Management, LLC (“Vero”) received $7,500 in consulting fees for services rendered to the Company.  At that time Mr. Keating owned and controlled Vero.

The following is a summary of the compensation paid for the fiscal years indicated, by Dalian Befut to each person serving as our principal executive officer and principal financial officer, during the fiscal years ended June 30, 2009 and 2008, respectively. No executive officer of Dalian Befut received compensation in excess of $100,000 during either of those two years.

Name and Principal Position	Fiscal Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Hongbo Cao
(President and Chief	2009	$35,136.00	-0-	-0-	-0-	-0-	-0-	-0-	$35,016.00
Executive Officer )	2008	$31,512.00	-0-	-0-	-0-	-0-	-0-	-0-	$31,512.00

Mei Yu
(Chief Financial Officer and	2009	$11,712	-0-	-0-	-0-	-0-	-0-	-0-	$11,712
Chief Accounting Officer )	2008	$11,672	-0-	-0-	-0-	-0-	-0-	-0-	$11,672

Mr. Cao’s salary from Dalian Befut for the fiscal years ended June 30, 2009 and 2008 was RMB240,000. Ms. Yu’s salary from Dalian Befut for the fiscal years ended June 30, 2009 and 2008 was RMB80,000. The difference in U.S. dollars in the table above is due to the difference in foreign currency rates as of the two respective dates.

Exchange Rate as of June 30, 2009: 1RMB=0.1464USD
Exchange Rate as of June 30, 2008: 1RMB=0.1459USD

Compensation Discussion and Analysis

We strive to provide our named executive officers (as defined in Item 402 of Regulation S-K) with a competitive base salary that is in line with their roles and responsibilities when compared to peer companies of comparable size in similar locations.

It is not uncommon for PRC private companies in northeastern China to have base salaries as the sole form of compensation. The base salary level is established and reviewed based on the level of responsibilities, the experience and tenure of the individual and the current and potential contributions of the individual. The base salary is compared to the list of similar positions within comparable peer companies and consideration is given to the executive’s relative experience in his or her position.  Base salaries are reviewed periodically and at the time of promotion or other changes in responsibilities.

We plan to implement a more comprehensive compensation program, which takes into account other elements of compensation, including, without limitation, short and long term compensation, cash and non-cash, and other equity-based compensation such as stock options. We expect that this compensation program will be comparable to the programs of our peer companies and aimed to retain and attract talented individuals.

Compensation of Directors

The following is a summary of the compensation we paid to our former sole director, Kevin Keating, during the fiscal year ended June 30, 2009.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kevin Keating (1)	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)
Kevin Keating was appointed Director of the Company on February 22, 2007. He resigned effective March 13, 2009 upon the consummation of the reverse merger. He did not receive any compensation in his capacity as a director of the Company in the fiscal year of 2009.

As of the date of this report, we have no formal or informal arrangements or agreements to compensate our directors for services they provide as directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth as of September 30, 2009, the number of shares of our common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of the common stock, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class (1)

BEFUT International Co. Limited (2) c/o Hongbo Cao, Chief Executive Officer No. 90-1 Hongji Street Xigang District Dalian, 116011, P.R. China	27,929,242	94.6%

Hongbo Cao (3) No. 90-1 Hongji Street Xigang District Dalian, 116011, P.R. China	27,929,242	94.6%

Tingmin Li (4) No. 90-1 Hongji Street Xigang District Dalian, 116011, P.R. China	12,580,739	42.6%

Yining Xia (5) 104 Briarwood Dr., W. Warren, NJ 07059	1,253,160	4.2%

Mei Yu (6) No. 90-1 Hongji Street Xigang District Dalian, 116011, P.R. China	0	0.0%

Haiyang Lu (7) No. 90-1 Hongji Street Xigang District Dalian, 116011, P.R. China	0	0.0%

All Directors and Officers as a Group (8) (4 individuals)	29,182,402	96.1%

(1)
When calculating the percentage of shares for all the persons listed except for the calculation of the percentage of shares for Mr. Yining Xia and all directors and officers as a group, the denominator is the number of shares of our common stock outstanding as of September 30, 2009, namely, 29,510,971 shares of common stock. For Mr. Yining Xia and all directors and officers as a group, the denominator is 29,832,671 as discussed in notes (5) and (8).

(2)
BEFUT International Co. Limited (“Befut BVI”) directly owns 27,929,242 shares of our Common stock. Mr. Hongbo Cao, as the sole director of Befut BVI, has sole voting and investment control over the shares of common stock owned by Befut BVI.

(3)
Mr. Hongbo Cao is President, Chief Executive Officer, Chairman of the Board of Directors of the Company. Mr. Hongbo Cao, as the sole director of Befut BVI, has sole voting and investment control over the shares of Common Stock owned by Befut BVI and, as a result, may be deemed to be the beneficial owner of the 27,929,242 shares of Common Stock owned by Befut BVI. In addition, Mr. Hongbo Cao is the indirect owner of 12,580,739 shares of our common stock through his 45.05% ownership interest in Befut BVI.

(4)	Mr. Tingmin Li is the indirect owner of 12,580,739 shares of the Company’s Common Stock through his 45.05% ownership interest in Befut BVI.

(5)
Mr. Yining Xia is a Director of the Company. Mr. Yining Xia is the direct owner of 428,230 shares of the Company’s Common Stock. He is the indirect owner of 503,230 shares of the Company’s Common Stock through his 1.80% ownership interest in Befut BVI. In addition, Mr. Yining Xia, as one of the four investors in the private placement closed on March 13, 2009, purchased the Company’s convertible note and warrant for $170,000. Therefore, there are 261,546 shares of Common Stock underlying the convertible note and 60,154 shares of Common Stock underlying the warrant Mr. Xia holds, both of which can be converted or exercised, at Mr. Xia’s option, within 60 days from the date of this report. Pursuant to Rule 13d-3 under the Exchange Act, Mr. Xia may be deemed to be the beneficial owner of the Common Stock underlying the note and warrant. When calculating the percentage of shares, the denominator is 29,510,971 (the actual outstanding shares) plus 60,154 (underlying the warrant Mr. Xia holds) and 261,546 (underlying the convertible note Mr. Xia holds), which is 29,832,671.

(6)	Ms. Mei Yu is Chief Financial Officer, Treasurer and a Director of the Company.

(7)	Mr. Haiyang Lu is Secretary of the Company.

(8)
Mr. Hongbo Cao, as the sole director of Befut BVI, has sole voting and investment control over the shares of Common Stock owned by Befut BVI and, as a result, may be deemed to be the beneficial owner of the 27,929,242 shares of Common Stock owned by Befut BVI. Also includes (i) shares of the Company’s Common Stock owned indirectly by Mr. Hongbo Cao and Mr. Yining Xia through their respective ownership interests in Befut BVI, which were included in 27,929,242 shares, and (ii) 428,230 shares of the Company’s Common Stock held directly by Mr. Yining Xia and the shares Mr. Yining Xia may have from the conversion of the note (261,546 underlying shares of common stock) and/or exercise of the warrant (60,154 underlying shares of common stock) he holds within 60 days from the date of this report. When calculating the percentage of shares, the denominator is 29,510,971 (the actual outstanding shares) plus 261,546 (underlying the convertible note Mr. Xia holds) and 60,154 (underlying the warrant Mr. Xia holds), which is 29,832,671.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Changes in Control

Not Applicable.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Effective February 27, 2007, the Company entered into a management agreement (the “Management Agreement”) with Vero Management, LLC (“Vero”), pursuant to which Vero agreed to provide a broad range of managerial and administrative services to the Company including, but not limited to, assistance in the preparation and maintenance of the Company’s financial books and records, the filing of various reports with the appropriate regulatory agencies as are required by State and Federal rules and regulations, the administration of matters relating to the Company’s shareholders including responding to various information requests from shareholders as well as the preparation and distribution to shareholders of relevant Company materials, and to provide office space, corporate identity, telephone and fax services, mailing, postage and courier services.  In exchange for Vero’s services to the Company, the Company agreed to pay Vero a monthly fee equal to $2,000. Effective July 1, 2007, the Management Agreement was amended by the parties to reduce the monthly fee to $1,000 per month. On August 15, 2008, the Management Agreement was terminated by the Company, effective July 1, 2008. Kevin R. Keating owns and controls Vero and is also the sole officer and a director of the Company.  The terms of the Management Agreement were determined based on terms which the Company believes would be available to it from third parties on an arms’ length basis.

Kevin R. Keating, the Company’s former sole officer and director, is the father of Timothy J. Keating, the principal member of Keating Investments. Keating Investments is the managing member of KI Equity Partners IV, LLC (“KI Equity”), the Company’s controlling stockholder prior to March 13, 2009. Timothy J. Keating is the manager of KI Equity. KI Equity dissolved on March 20, 2009 and the shares it held prior to its dissolution were distributed to its members.

On February 22, 2007, the Company issued 3,195,000 shares of Common Stock to KI Equity for aggregate proceeds equal to $639,000. Effective as of February 22, 2007, the then existing officers and directors of the Company resigned, and Kevin R. Keating was appointed as the President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer and sole director of the Company. On February 27, 2007, the Company also issued 85,000 shares of Common Stock to Kevin R. Keating, our then sole officer and director, for services rendered to the Company valued at $17,000.  In connection with the issuances of common stock to KI Equity and Kevin R. Keating, as described above, the Company granted to the holders of these shares certain demand and piggyback registration rights. On March 12, 2009, the Company terminated the demand registration rights granted to KI Equity and Kevin R. Keating and revised the piggyback registration rights.

On April 23, 2008, the Company borrowed $20,000 from Vero under an unsecured promissory note payable upon demand.  On January 9, 2009, the Company borrowed an additional $8,750 from Vero under an unsecured promissory note payable upon demand.  Each of these notes bears interest at a rate of 5% per annum, with the accrued interest being payable upon demand.  The proceeds of the notes were used for working capital purposes. Vero is owned and controlled by Kevin R. Keating, the Company’s then sole officer and director.  On March 13, 2008, the Company paid off the principal of the notes and the interests accrued as of the date of the payment.

On January 9, 2009, the Company borrowed $8,750 from Keating Investments under an unsecured promissory note payable upon demand. The proceeds of the note were used for working capital purposes. The note bears interest at a rate of 5% per annum, with the accrued interest being payable upon demand. Keating Investments is the managing member of KI Equity, the Company’s then controlling stockholder prior to the Closing of the Share Purchase.  Timothy J. Keating is the principal member of Keating Investments and was the manager of KI Equity. On March 13, 2008, the Company paid off the principal of the notes and the interests accrued as of the date of the payment.

On March 13, 2009, Vero received $7,500 in consulting fees for services rendered to the Company. Kevin R. Keating owns and controls Vero and was also the sole officer and a director of the Company prior to March 13, 2009.

In the share exchange consummated on March 13, 2009, Befut BVI, as the sole shareholder of Befut Nevada, exchanged all of the shares it owned in Befut BVI for the issuance of 120,899,170 shares of the Company. Mr. Hongbo Cao, our new Chairman, President and Chief Executive Officer, Mr. Tingmin Li, a shareholder having more than 10% shares, Mr. Yining Xia, our director, are also shareholders of Befut BVI. Mr. Cao, the sole director of Befut BVI, is deemed to have the sole voting and investment control over the shares of our Common Stock owned by Befut BVI.

Mr. Yining Xia, a director of the Company, purchased convertible notes and warrants in the private placement for $170,000 on March 13, 2009. The terms of the purchase offered to Mr. Xia is the same as those to the other three investors in the private placement.

Other than the above transactions or as otherwise set forth in this report or in any reports filed by the Company with the SEC, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K. The Company is currently not a subsidiary of any company.

The Company’s Board conducts an appropriate review of and oversees all related party transactions on a continuing basis and reviews potential conflict of interest situations where appropriate. The Board has not adopted formal standards to apply when it reviews, approves or ratifies any related party transaction. However, the Board believes that the related party transactions are fair and reasonable to the Company and on terms comparable to those reasonably expected to be agreed to with independent third parties for the same goods and/or services at the time they are authorized by the Board.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountants:

1. PATRIZIO & ZHAO, LLC (1)

	Fiscal Year Ended	Fiscal Year Ended
	June 30, 2009	June 30, 2008
Audit Fees	$80,000	$75,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$80,000	$75,000

2. Chang G. Park, CPA (2)

	Fiscal Year Ended	Fiscal Year Ended
	June 30, 2009	June 30, 2008
Audit Fees	$15,000	$12,000
Audit Related Fees	$	$-
Tax Fees	-	-
All Other Fees	-	-
Total	$15,000	$12,000

(1)	PATRIZIO & ZHAO, LLC has been the Company’s auditor since April 30, 2009 and the auditor of the Company’s subsidiaries for the most recent two fiscal years.
(2)	Chang G. Park, CPA was the Company’s auditor prior to April 30, 2009.

In the event that we should require substantial non-audit services, the Board of Directors would approve such services and the fees therefore.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)       The following documents are filed as part of this report:

Financial Statements

The following financial statements of BEFUT International Co., Ltd. and Reports of Independent Registered Public Accounting Firms are presented in the “F” pages of this report:

(b)      Exhibits

See the Exhibit Index following the signature page of this report, which Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEFUT International Co., Ltd.

Date: October 9, 2009	By:	/s/ Hongbao Cao
Hongbo Cao, President and CEO
(principal executive officer)

/s/ Mei Yu
Mei Yu, Chief Financial Officer
(principal financial officer and principal accounting officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

October 9, 2009	/s/ Hongbo Cao
Hongbo Cao, Chairman of the Board of Directors

October 9, 2009	/s/ Mei Yu
Mei Yu, Director

October 9, 2009	/s/ Yining Xia
Yining Xia, Director

BEFUT International Co., Ltd.
Exhibit Index to Annual Report on Form 10-K
For the Year Ended June 30, 2009

3.1	Amended and Restated Articles of Incorporation of the Company (1)

3.2	Bylaws (2)

4.1	Form of Convertible Note (3)

4.2	Form of Warrant (3)

4.3	First Amendment to the Registration Rights Agreement dated March 12, 2009 by and between the Company and KI Equity Partners IV, LLC (3)

4.4	First Amendment to the Registration Rights Agreement dated March 12, 2009, by and between the Company and Garisch Financial, Inc. (3)

4.5	First Amendment to the Registration Rights Agreement dated March 12, 2009, by and between the Company and Kevin R. Keating (3)

10.1	Share Exchange Agreement, dated March 13, 2009 by and between the Company, Befut Nevada and Befut BVI (3)

10.2	Securities Purchase Agreement, dated as of March 13, 2009 by and among the Company and the Investors (3)

10.3	Original Equipment Manufacturer Agreement dated February 16, 2009 by and between WFOE and Dalian Befut (3)

10.4	Intellectual Property License Agreement dated February 16, 2009 by and between WFOE and Dalian Befut (3)

10.5	Non-competition Agreement dated February 16, 2009 by and between WFOE and Dalian Befut (3)

10.6	Lease between Dalian Befut and Dalian Wanbao Industrial Co. Ltd.

21.1	List of Subsidiaries.

31.1	Certification of the principal executive officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of the principal financial officer and the principal accounting officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the principal financial officer and the principal accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on June 18, 2009, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the SEC on June 1, 2005, and incorporated herein by this reference.
(3)	Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on March 19, 2009, and incorporated herein by this reference.

BEFUT INTERNATIONAL CO., LTD.
(FORMERLY FREZER, INC)

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008

BEFUT INTERNATIONAL CO., LTD.
(FORMERLY FREZER, INC)
Consolidated Financial Statements
June 30, 2009 And 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
BEFUT International Co., Ltd.
(Formerly Frezer, Inc.)

We have audited the accompanying consolidated balance sheets of BEFUT International Co., Ltd. and subsidiaries (the “Company”) as of June 30, 2009 and 2008, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BEFUT International Co., Ltd. and subsidiaries as of June 30, 2009 and 2008, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Parsippany, New Jersey
September 24, 2009

BEFUT INTERNATIONAL CO., LTD.
(FORMERLY FREZER, INC)

Consolidated Balance Sheets
	June 30, 2009	June 30, 2008
Assets
Current assets:
Cash and cash equivalents	$210,301	$353,049
Restricted cash	586,000	-
Accounts receivable, net of allowance for doubtful accounts of $20,222 and $25,263 at June 30, 2009 and 2008, respectively	8,560,592	5,902,124
Inventory	1,353,532	1,643,943
Loans to unrelated parties	6,955,623	505,375
Bank loan security deposits	733,233	630,288
Advance payments	866,868	529,602
Advance payments – R & D	2,956,370	-
Other current assets	273,391	904,050
Total current assets	22,495,910	10,468,431

Property and equipment, net	18,646,274	15,306,859

Other assets:
Intangibles, net	11,335,978	5,631
Long-term investment	2,930	2,918
Total other assets	11,338,908	8,549

Total assets	$52,481,092	$25,783,839

Liabilities
Current liabilities:
Short-term bank loans	$8,057,500	$2,188,500
Convertible notes payable	500,000	-
Accounts payable and accrued expenses	659,142	1,515,630
Trade notes payable	1,172,000	-
Loan from unrelated party	249,050	-
Advances from customers	372,417	353,442
Income tax payable	777,497	-
Other taxes payable	37,975	46,956
Other current liabilities	636,514	443,337
Total current liabilities	12,462,095	4,547,865

Long-term bank loan	5,470,310	5,763,050

Total liabilities	17,932,405	10,310,915

Equity
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 29,488,341 and 117,768,300 shares issued and outstanding at Jun 30, 2009 and 2008, respectively	29,488	117,768
Additional paid-in capital	21,708,275	4,934,974
Statutory reserves	729,135	653,287
Retained earnings	9,750,035	7,566,470
Accumulated other comprehensive income	1,956,623	1,814,586
Total stockholders’ equity	34,173,556	15,087,085
`
Noncontrolling interest	375,131	385,839

Total equity	34,548,687	15,472,924

Total liabilities and equity	$52,481,092	$25,783,839

The accompanying notes are an integral part of these consolidated financial statements.

BEFUT INTERNATIONAL CO., LTD.
(FORMERLY FREZER, INC)

Consolidated Statements of Operations and Other Comprehensive Income

	For the Years Ended June 30,
	2009	2008

Sales	$19,308,939	$20,012,975

Cost of sales	14,101,545	15,141,308

Gross profit	5,207,394	4,871,667

Operating expenses
Selling expenses	121,393	77,074
General and administrative expenses	1,257,979	862,719
Total operating expenses	1,379,372	939,793

Income from operations	3,828,022	3,931,874

Other income (expenses):
Other income	192,282	215,155
Government subsidy income	159,979	492,294
Costs related to reverse merger	(491,281)	-
Interest expense, net	(420,618)	(327,346)
Other expenses	(133,570)	(15,341)
Total other income (expenses)	(693,208)	364,762

Income before provision for income tax	3,134,814	4,296,636

Provision for income tax	887,696	71,058

Net income before minority interest	2,247,118	4,225,578

Minority interest	(12,295)	(4,410)

Net income	2,259,413	4,229,988

Other comprehensive income
Foreign currency translation adjustment	142,037	1,303,694

Comprehensive income	$2,401,450	$5,533,682

Basic earnings per share	$0.08	$0.14
Diluted earnings per share	$0.07	$0.14

Weighted average number of common shares outstanding:
Basic	29,488,341	29,488,341
Diluted	30,431,891	29,488,341

The accompanying notes are an integral part of these consolidated financial statements.

BEFUT INTERNATIONAL CO., LTD.
(FORMERLY FREZER, INC)

Consolidated Statements of Stockholders’ Equity

								Accumulated
					Additional			other	Total
	Preferred Stock		Common Stock		Paid-in	Statutory	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Reserve	Earnings	Income	Equity

Balance at June 30, 2007	-	$-	117,768,300	$117,768	$4,913,716	$274,126	$3,715,643	$510,892	$9,532,145

Additional paid-in capital	-	-	-	-	21,258	-	-	-	21,258

Net income	-	-	-	-	-	-	4,229,988	-	4,229,988

Statutory reserve	-	-	-	-	-	379,161	(379,161)	-	-

Other comprehensive income	-	-	-	-	-	-	-	1,303,694	1,303,694

Balance at June 30, 2008	-	$-	117,768,300	$117,768	$4,934,974	$653,287	$7,566,470	$1,814,586	$15,087,085

Recapitalization upon reverse merger	-	-	2,090,830	2,091	(2,091)	-	-	-	-

Effect of reverse stock split	-	-	(90,370,789)	(90,371)	90,371	-	-	-	-

Additional paid-in capital	-	-	-	-	16,685,021	-	-	-	16,685,021

Net income	-	-	-	-	-	-	2,259,413	-	2,259,413

Statutory reserve	-	-	-	-	-	75,848	(75,848)	-	-

Other comprehensive income	-	-	-	-	-	-	-	142,037	142,037

Balance at June 30, 2009	-	$-	29,488,341	$29,488	$21,708,275	$729,135	$9,750,035	$1,956,623	$34,173,556

The accompanying notes are an integral part of these consolidated financial statements.

BEFUT INTERNATIONAL CO., LTD.
(FORMERLY FREZER, INC)

Consolidated Statements of Cash Flows

	For the Years Ended June 30,
	2009	2008
Cash flows from operating activities:
Net Income	$2,259,413	$4,229,988
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	553,064	231,899
Minority interest	(12,295)	(4,410)
Donated intangible assets received	(155,290)	-
Changes in current assets and current liabilities:
Accounts receivable	(2,634,196)	377,949
Inventory	297,172	(381,328)
Advance payments	307,584	(417,993)
Other current assets	634,375	(656,695)
Accounts payable and accrued expenses	(854,391)	560,904
Trade notes payable	1,172,000	(413,070)
Advances from customers	17,522	(264,501)
Income tax payable	777,497	-
Other taxes payable	(9,173)	(19,486)
Other current liabilities	191,354	(748,627)
Total adjustments	285,223	(1,735,358)

Net cash provided by operating activities	2,544,636	2,494,630

Cash flows from investing activities:
Additions to property and equipment	(142,478)	(143,483)
Additions to construction in progress	(3,395,532)	(123,313)
Additions to intangibles	(83,505)	-
Advance payments for property and equipment	(642,672)	-
Advance payments for R & D	(2,956,370)	-
Loans to unrelated parties	(6,448,170)	(476,937)

Net cash used in investing activities	(13,668,727)	(743,733)

Cash flows from financing activities:
Loan from unrelated party	249,050	-
Convertible notes payable	500,000	-
Additional paid-in capital	5,301,971	20,912
Bank loan security deposits	(100,353)	(594,821)
Proceeds (repayment) of short-term bank loans	5,860,000	(1,122,174)
Repayment of long-term bank loan	(316,440)	(68,845)

Net cash provided by (used in) financing activities	11,494,228	(1,764,928)

Effect of foreign currency translation on cash	73,115	35,462

Net increase in cash and cash equivalents	443,252	21,431

Cash and cash equivalents and restricted cash at beginning of year	353,049	331,618

Cash and cash equivalents and restricted cash at end of year	$796,301	$353,049

Supplemental schedule of non cash activities:
Intangible assets received in exchange for ownership	$11,383,050	$-

The accompanying notes are an integral part of these consolidated financial statements.

BEFUT INTERNATIONAL CO., LTD.
(FORMERLY FREZER, INC)

Notes to Consolidated Financial Statements
June 30, 2009 and 2008

Note 1 – Organization and Nature of Business

BEFUT International Co., Ltd. (formerly Frezer, Inc.), a former public shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934, established under the laws of Nevada on May 2, 2005. The accompanying consolidated financial statements include the financial statements of BEFUT International Co., Ltd. and its subsidiaries (the “Company”). The Company’s primary business is to design and manufacture industrial wires and cables.

On March 13, 2009, Frezer entered into and consummated a series of transactions whereby (a) Frezer acquired 100% of the outstanding shares of common stock of Befut Corporation, which was incorporated in the Nevada on January 14, 2009 (“Befut Nevada”), constituting all of the capital stock of Befut Nevada, from Befut International Co. Limited, a British Virgin Islands company (“Befut BVI”) in exchange for the issuance to Befut BVI of a net number of 117,768,300 shares of Frezer’s common stock and the cancellation of an aggregate of 2,176,170 shares of the Frezer’s common stock and (b) Frezer raised $500,000 in gross proceeds from the sale to four investors of convertible promissory notes of Frezer in the principal amount of $500,000 and warrants to purchase an aggregate of 720,076 shares of Frezer’s common stock. The acquisition has been accounted for as a reverse acquisition under the purchase method for business combinations. On June 18, 2009, the Company effectuated a name change from its original name “Frezer, Inc.” to “BEFUT International Co., Ltd.”.

Hong Kong BEFUTE Co., Ltd. (“Befut Hong Kong”) was incorporated on September 10, 2008 under the laws of Hong Kong. As of March 13, 2009, Befut Nevada owned 100% of the shares of Befut Hong Kong. On February 13, 2009, Befut Hong Kong invested 100% in Befut Electric (Dalian) Co., Ltd. (“WFOE”) in the city of Dalian, the People’s Republic of China (the “PRC”).

On February 16, 2009, WFOE entered into a series of agreements, the purpose of which was to restructure Dalian Befut Wire & Cable Manufacturing Co., Ltd. (“Dalian Befut”) in accordance with PRC law such that it could seek capital and grow its business (the “Restructuring”). Dalian Befut was incorporated on June 13, 2002 under the laws of the PRC. First, WFOE entered into an Original Manufacturer Agreement (the “OEM Agreement”) with Dalian Befut with the following material provisions: (i) Dalian Befut may not manufacture products for any person or entity other than WFOE without its written consent; (ii) WFOE is to provide all raw materials and advance related costs to Dalian Befut, as well as provide design requirements for products to be manufactured; (iii) WFOE is responsible for marketing and distributing the products manufactured by Dalian Befut and it keeps all related profits and revenues; and (iv) WFOE has an exclusive right to purchase whole or part of the assets and/or equity of Dalian Befut to the extent permitted by the PRC law at the sole discretion of WFOE and at the mutually agreed price. In addition, on February 16, 2009, WFOE entered into two ancillary agreements with Dalian Befut: (i) Intellectual Property Rights License Agreement, pursuant to which WFOE shall be permitted to use the intellectual property rights such as trademarks, patents and know-how for the marketing and sale of the products manufactured by Dalian Befut; and (ii) Non-competition Agreement, pursuant to which Dalian Befut shall not compete against WFOE.

On April 14, 2006, Dalian Marine Cable Co., Ltd. was incorporated by Dalian Befut. Its current shareholders are Dalian Befut (having 86.6% of the equity interest) and three individual shareholders. The three individuals are also shareholders of Dalian Befut. Dalian Marine Co. is intended to conduct marketing and production of marine cables for Dalian Befut.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United Stated of America. The consolidated financial statements include the accounts of Befut international Co., Ltd. and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

BEFUT INTERNATIONAL CO., LTD.
(FORMERLY FREZER, INC)

Notes to Consolidated Financial Statements
June 30, 2009 and 2008

Note 2 – Summary of Significant Accounting Policies (continued)

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation reserves for accounts receivable, inventory and income taxes. Actual results could differ from those estimates.

Cash and Cash Equivalents

In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from balances outstanding at the end of period.  Periodically management assesses customer credit history and relationships as well as performs accounts receivable aging analysis. Based on the results, management determines whether certain balances are deemed uncollectible at the end of period. Using its past collection experience, the Company establishes allowance for doubtful accounts using the following formula: 0.3% of accounts receivable balances outstanding at the end of period.  At June 30, 2009 and 2008, the balances for the allowance for doubtful accounts were $20,222 and $25,263, respectively.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the weighted-average cost method. Provisions are made for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. Management continually evaluates the recoverability based on assumptions about customer demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required that could negatively impact our gross margin and operating results.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated based on the straight-line method over the estimated useful lives of the assets as follows:

Vehicles	5 to 10 years
Furniture, machinery and equipment	5 to 10 years
Buildings and improvements	20 years

Construction in progress primarily represents the renovation costs of plant, machinery and equipment. Costs incurred are capitalized and transferred to property and equipment upon completion, at which time depreciation commences.

Cost of repairs and maintenance is expensed as incurred. Gain or loss on disposal of property and equipment, if any, is recognized in the consolidated statements of operations.

BEFUT INTERNATIONAL CO., LTD.
(FORMERLY FREZER, INC)

Notes to Consolidated Financial Statements
June 30, 2009 and 2008

Note 2 – Summary of Significant Accounting Policies (continued)

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews the recoverability of its long-lived assets on a periodic basis in order to identify business conditions, which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future undiscounted cash flows. If the total of the expected future undiscounted cash flows is less than the total carrying value of the assets, a loss is recognized for the difference between the fair value (computed based upon the expected future discounted cash flows) and the carrying value of the assets.

Intangible Assets

Intangible assets are stated at cost. Intangible assets with finite life are amortized over their estimated useful life using straight-line method whereas intangible assets with infinite life are not subject to amortization.  Impairment test is performed at a minimum once a year to determine possible impairment loss. Estimated useful life of intangible assets is as follows:

Software	5 years
High-tech patents	10 years
Well-known trademark	Infinite

Revenue Recognition

The Company derives its revenues primarily from design and manufacture of industrial wires and cables. In accordance with the provisions of Staff Accounting Bulletin (“SAB”) 104, revenue is recognized when products are shipped, title and risk of loss is passed to the customers and collection is reasonably assured. Payments received before the above criteria are satisfied are recorded as advance from customers.

Research and Development

Research and development costs are expensed when incurred. Research and development costs for the years ended June 30, 2009 and 2008 were insignificant.

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising costs for the years ended June 30, 2009 and 2008 were insignificant.

Impairment of Intangible Assets

The Company applies the provisions of Financial Accounting Statement No. 142 “Goodwill and Other Intangible Assets (SFAS 142)” which addresses how goodwill and other acquired intangible assets should be accounted for in financial statements. In this regard, the Company tests these intangible assets for impairment annually or more frequently if indicators of potential impairment are present. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the asset against the estimated discounted future cash flows associated with it at a risk-free rate of interest.  Should the present value of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value.

BEFUT INTERNATIONAL CO., LTD.
(FORMERLY FREZER, INC)

Notes to Consolidated Financial Statements
June 30, 2009 and 2008

Note 2 – Summary of Significant Accounting Policies (continued)

Impairment of Intangible Assets (continued)

The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

A valuation allowance is provided to reduce the carrying amount of deferred tax assets if it is considered more likely than not that some portion, or all, of the deferred tax assets will not be realized. No differences were noted between the book and tax bases of the Company’s assets and liabilities, respectively. Therefore, there are no deferred tax assets or liabilities for the years ended June 30, 2009 and 2008. The standard corporate income tax rate has decreased from 33% to 25% beginning on January 1, 2008, when the new Chinese tax law became effective.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, investment securities, accounts receivable, accounts payable, accrued expenses and other obligations, approximate their fair value due to the short-term maturities of the related instruments.

Foreign Currency Translation and Transactions

The financial position and results of operations of the Company is determined using local currency (Chinese Yuan) as the functional currency. Assets and liabilities are translated at the prevailing exchange rate in effect at each year end. Contributed capital accounts are translated using the historical rate of exchange when capital is contributed. Income statement accounts are translated at the average rate of exchange during the year. Currency translation adjustments arising from the use of different exchange rates are included in accumulated other comprehensive income in shareholders' equity. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations.

Comprehensive Income

The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which establishes rules for the reporting and display of comprehensive income, its components and accumulated balances. SFAS No. 130 defines comprehensive income to include all changes in equity, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on available-for-sale marketable securities, except those resulting from investments by owners and distributions to owners.

BEFUT INTERNATIONAL CO., LTD.
(FORMERLY FREZER, INC)

Notes to Consolidated Financial Statements
June 30, 2009 and 2008

Note 2 – Summary of Significant Accounting Policies (continued)

Earnings Per Share

In accordance with SFAS No. 128, “Computation of Earnings Per Share” (“SFAS No. 128”) and EITF No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128” (“EITF No. 03-6”),basic earnings per share is computed by dividing net income attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the year. The Company’s Series A redeemable convertible preferred shares are participating securities. Diluted earnings per share is calculated by dividing net income attributable to ordinary shareholders as adjusted for the effect of dilutive ordinary equivalent shares, if any, by the weighted average number of ordinary and dilutive ordinary equivalent shares outstanding during the year. Ordinary equivalent shares consist of the ordinary shares issuable upon the conversion of the convertible preferred shares (using the if-converted method) and ordinary shares issuable upon the exercise of outstanding share options (using the treasury stock method).

Recent Accounting Pronouncements

In April 2009, FASB Staff Position (FSP) No. FSP 107-1 and APB 28-1 was issued to amend SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods as well as for annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009. Adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In April 2009, FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, was issued to provide additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased.
This FSP also provides guidance on identifying circumstances which indicate that a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In October 2008, the FASB issued FSP 157-3, Determining Fair Value of a Financial Asset in a Market That Is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of Statement of Financial Accounting Standards No. 157, Fair Value Measurements, in an inactive market. It demonstrates how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The Company’s implementation of this standard did not impact its consolidated results of operations or financial condition.

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees, an Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP FAS 133-1 and FIN 45-4”). FSP FAS133-1 and FIN 45-4 amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. FSP FAS 133-1 and FIN 45-4 also amend FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others (“FIN 45”), to require additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP that amend SFAS 133 and FIN 45 are effective for reporting periods ending after November 15, 2008. FSP FAS 133-1 and FIN 45-4 also clarifies the effective date in Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). Disclosures required by SFAS 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company’s adoption of FSP FAS 133-1 and FIN 45-4 on January 1, 2009, will not impact its consolidated results of operations or financial condition.

BEFUT INTERNATIONAL CO., LTD.
(FORMERLY FREZER, INC)

Notes to Consolidated Financial Statements
June 30, 2009 and 2008

Note 2 – Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In June 2008, the FASB issued EITF 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock”. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. This standard triggers liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the functional currency of the operating entity in China (Renminbi). EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adoption of EITF 07-5 on the Company’s consolidated financial statements.

Reclassification

Certain amounts as of June 30, 2008 were reclassified for comparative presentation purposes.

Note 3– Restricted Cash

As of June 30, 2009 and 2008, the Company had $586,000 and $-0- restricted cash, respectively. These restricted cash balances are reserved for settlement of trade notes payable in connection with inventory purchases. The cash held in custody by bank issuing the trade notes payable, is restricted as to withdrawal or use, and is currently earning interest.

Note 4– Inventory

Inventory at June 30, 2009 and 2008 consists of the following:

	June 30, 2009	June 30,2008

Raw materials	$400,343	$194,273
Work in process	60,703	111,756
Finished goods	892,486	1,337,914

Total	$1,353,532	$1,643,943

Note 5– Loans to Unrelated Parties

As of June 30, 2009 and 2008, the Company had outstanding loans to unrelated parties of $6,955,623 and $505,375, respectively. These loans represent advances to unrelated parties at an annual interest rate of 50% above the applicable bank interest rate. Interest payments are made semi-annually with no principal payments required until on or before the due date, as per the terms of the loan agreement.

Note 6– Advance Payments

As a common practice in Chinese business environment, the Company is often required to make advances to certain vendors for inventory, equipment, and construction-in-progress. The balances outstanding for advances on purchase of inventory amounted to $224,196 and $529,602 as of June 30, 2009 and 2008, respectively. Additionally, the Company made advances on equipment purchases amounting to $642,672 and $-0- as of June 30, 2009 and 2008, respectively.

BEFUT INTERNATIONAL CO., LTD.
(FORMERLY FREZER, INC)

Notes to Consolidated Financial Statements
June 30, 2009 and 2008

Note 7– Property and Equipment
`
Property and equipment at June 30, 2009 and 2008 consists of the following:

	June 30, 2009	June 30, 2008

Buildings	$1,019,457	$1,019,457
Machinery and equipment	1,663,732	1,587,174
Office equipment and furniture	57,770	52,550
Vehicles	272,327	199,869
Subtotal	3,013,286	2,859,050
Less: Accumulated depreciation	1,082,271	817,366
	1,931,015	2,041,684
Add: Construction in progress	16,715,259	13,265,175

Total	$18,646,274	$15,306,859

Depreciation expense for the years ended June 30, 2009 and 2008 was $261,544 and $229,021, respectively.

Note 8 – Intangible Assets

Intangible assets at June 30, 2009 and 2008 consist of the following:

	June 30, 2009	June 30, 2008

Software	$16,049	$16,049
Well-known trademark	83,505	-
High-tech patent	11,538,406	-
Subtotal	11,637,960	16,049
Less: Accumulated amortization	301,982	10,418

Total	$11,335,978	$5,631

Amortization expense for the years ended June 30, 2009 and 2008 was $291,520 and $2,878, respectively.

Note 9 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at June 30, 2009 and 2008 consist of the following:

	June 30, 2009	June 30, 2008

Accounts payable	$527,142	$1,435,630
Accrued expenses	132,000	80,000

Total	$659,142	$1,515,630

The carrying value of accounts payable and accrued expenses approximates fair value due to the short-term nature of these obligations.

BEFUT INTERNATIONAL CO., LTD.
(FORMERLY FREZER, INC)

Notes to Consolidated Financial Statements
June 30, 2009 and 2008

Note 10 – Short-Term Bank Loans

Short-term bank loans consist of the following:

	June 30, 2009	June 30, 2008

On August 2, 2007, the Company obtained a loan from Agricultural Bank of
China, of which the principal was to be paid in full by July 12, 2008. The interest was calculated using an annual fixed interest rate of 9.576% and
paid monthly. The loan was secured by a third party.	$-	$291,800

On December 24, 2007, the Company obtained a loan from Shanghai Pudong
Development Bank, of which the principal was to be paid in full by December
24, 2008. The interest was calculated using an annual fixed interest rate of
8.019% and paid monthly. The loan was secured by the Company’s property
and equipment and a third party.	$-	$1,459,000

On April 24, 2008, the Company obtained a loan from Bank of Dalian, of which the principal was paid in full by April 24, 2009. The interest was calculated using an annual fixed interest rate of 9.711% and paid
monthly. The loan was secured by a third party.	$-	$437,700

On July 31, 2008, the Company obtained a loan from Guangdong
Development Bank, of which the principal is to be paid in full by July 30, 2009.
The interest is to be calculated using an annual fixed interest rate of 9.98%
and paid monthly. The loan is secured by a third party.	$586,000	$-

On August 27, 2008, the Company obtained a loan from Bank of Dalian, of which the principal is to be paid in full by August 27, 2009. The interest is to be calculated using an annual fixed interest rate of 10.458% and paid monthly. The loan is secured by the Company’s property and equipment,
Inventory and a third party.	$2,856,750	$-

On November 21, 2008, the Company obtained a loan from Agricultural Bank of China of which the principal is to be paid in full by August 20, 2009. The interest is to be calculated using an annual fixed interest rate of 10.0485% and
paid monthly. The loan is secured by property and equipment and a third party.	$219,750	$-

On December 24, 2008, the Company obtained a loan from Shanghai Pudong
Development Bank of which the principal is to be paid in full by December 24,
2009. The interest is to be calculated using a quarter fixed interest rate of
6.138% and paid monthly. The loan is secured by a third party.	$1,465,000	$-

On May 6, 2009, the Company obtained a loan from China Merchants Bank, of which the principal is to be paid in full by May 5, 2010. The interest is to be calculated using an annual fixed interest rate of 5.841% and paid
monthly. The loan is secured by the Company’s property and equipment.	$2,930,000	$-

Total	$8,057,500	$2,188,500

BEFUT INTERNATIONAL CO., LTD.
(FORMERLY FREZER, INC)

Notes to Consolidated Financial Statements
June 30, 2009 and 2008

Note 11 – Long-Term Bank Loan

In November 2006, the Company obtained a loan from Construction Bank of China for the purchase of property. As per the terms of the loan agreement, the loan will mature in November 2011. The interest rate is to be adjusted every twelve months. As of June 30, 2009 and 2008, the outstanding loan balance was $5,470,310 and $5,763,050, respectively. The annual interest rate for the first and the second year was fixed at 8.6879% and 7.50312%, respectively. The adjustable current rate is 15.7895%.

Note 12 –Trade Notes Payable

Trade notes payable consist of non-interest bearing promissory notes issued in connection with the acquisition of certain inventory. Balances outstanding at June 30, 2009 and 2008 were $1,172,000 and $-0-, respectively.

Note 13 –Earnings Per Share

The Company presents earnings per share on a basic and diluted basis. Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing income available to common shareholders by the weighted average number of shares outstanding plus the dilutive effect of potential securities. All shares and per share data have been adjusted retroactively to reflect the recapitalization of the Company pursuant to the Securities Exchange Agreement with Befut Nevada. On June 18, 2009, the Company effectuated a 1 for 4.07 reverse stock splits of the Company’s common stock, previously reported share and earnings per share amounts have been recalculated accordingly.

	For the Years Ended June 30,
	2009	2008

Net income	$2,259,413	$4,229,988

Weighted average common shares (denominator for basic income per share)	29,488,341	29,488,341

Effect of dilutive securities:
Convertible notes	943,550	-

Weighted average common shares (denominator for diluted income per share)	30,431,891	29,488,341

Basic earnings per share	$0.08	$0.14
Diluted earnings per share	$0.07	$0.14

Note 14– Stockholders’ Equity And Related Financing Agreements

On March 13, 2009, as part of the reverse merger transaction, Frezer acquired, from Befut BVI, 100% of the outstanding shares of common stock of Befut Nevada. In exchange, Befut BVI were issued 117,768,300 shares of Frezer’s Common Stock, under a Share Exchange Agreement (“SEA”) pursuant to a claim of exemption under Section 4(2) of the Securities Act of 1933, as amended, for issuances not involving a public offering. As a result of the transaction, Befut Nevada became a wholly-owned subsidiary of Frezer.

BEFUT INTERNATIONAL CO., LTD.
(FORMERLY FREZER, INC)

Notes to Consolidated Financial Statements
June 30, 2009 and 2008

Note 14– Stockholders’ Equity And Related Financing Agreements (continued)

On March 13, 2009, the Company completed a private financing totaling $500,000, for which convertible promissory notes were issued, with four accredited investors (the “March 2009 Financing”). Consummation of the financing was a condition to the completion of the share exchange transaction with Befut BVI and the Befut BVI Stockholders under the Share Exchange Agreement. The securities offered in the financing were sold pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) by and among Frezer and the investors named in the Purchase Agreement (collectively, the “Investors”).

In accordance with the Purchase Agreement, the Company issued a total securities consisting of: (i) 3,130,869 shares of Frezer’s common stock $0.001 par value per share in connection with the private financing; (ii) Five (5) year warrants to purchase 720,076 shares of Frezer common stock at an initial exercise price of $0.1916 per share.

On June 18, 2009, the Company effectuated a 1 for 4.07 reverse stock split of its outstanding common stock (the “Reverse Split”).  The Reverse Split did not alter the number of shares of the common stock the Company is authorized to issue, but rather simply reduced the number of shares of its common stock issued and outstanding. Any fractional shares issued as a result of the Reserve Split was rounded up. In addition, any shareholder owning at least 100 shares but less than 407 shares of the Company’s common stock on June 17, 2009, would own at least 100 shares after giving effect to the Reverse Split.

Note 15– Income Taxes

The Company is a Nevada corporation and conducts all of its business through its Chinese subsidiaries. All business is conducted in PRC. As the U.S. holding company has not recorded any income for the year ended June 30, 2009 and 2008, there was no provision or benefit for U.S. income tax purpose.

The Company is governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a new statutory rate of 25% and were, until January 2008, subject to tax at a statutory rate of 33% (30% state income tax plus 3% local income tax) on income reported in the statutory statements after appropriate tax adjustments.

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the PRC (the New CIT Law), which is effective from January 1, 2008. Under the new law, the corporate income tax rate applicable to all Companies, including both domestic and foreign-invested companies, is 25%, replacing the previous applicable tax rate of 33%. For the years ended June 30, 2009 and 2008, the income tax provision for the Company was $887,696 and $71,058, respectively.

In July 2006, the FASB issued FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company does not recognize any benefits in the financial statements for the years ended June 30, 2009 and 2008.

Note 16 – Employee Welfare Plan

The Company has established an employee welfare plan in accordance with Chinese laws and regulations. Full-time employees of the Group in the PRC participate in a government-mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance and other welfare benefits are provided to employees. PRC labor regulations require the Group to accrue for these benefits based on a certain percentage of the employees’ salaries.

BEFUT INTERNATIONAL CO., LTD.
(FORMERLY FREZER, INC)

Notes to Consolidated Financial Statements
June 30, 2009 and 2008

Note 17 – Statutory Reserve

Under PRC law, the Company’s subsidiaries in PRC are required to set aside 10% of its net income each year to fund a designated statutory reserve fund until such funds reach 50% of registered share capital. These reserves are not distributable as cash dividends. At June 30, 2009 and 2008, the balances for statutory reserve were $729,135 and $653,287, respectively.

Note 18 – Risk Factors

For the years ended June 30, 2009, five vendors accounted for approximately 62% of the Company’s raw materials, while for the fiscal year ended June 30, 2008, three vendors accounted for approximately 57% of the Company’s raw materials. Purchases from these vendors were $10,041,851 and $10,028,932 for the years ended June 30, 2009 and 2008, respectively.

For the fiscal year ended June 30, 2009, five customers accounted for approximately 46% of the Company’s total sales. Sales to these customers amounted to $8,815,511. For the fiscal year ended June 30, 2008, four customers accounted for approximately 26% of the Company’s total sales. Sales to these customers amounted to $5,268,594.

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC as well as by the general state of the PRC’s economy. The Company's business may also be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Note 19 - Concentrations of Credit Risk

Financial instruments which potentially subject the Company to credit risk consist principally of cash on deposit with financial institutions. Management believes that the financial institutions that hold the Company’s cash and cash equivalents are financially sound and minimal credit risk exists with respect to these investments.

Note 20 – Supplemental Cash Flow Disclosures

The following is supplemental information relating to the consolidated statements of cash flows:

	For the Years Ended June 30,
	2009	2008

Cash paid for interest	$893,865	$787,081
Cash paid for income taxes	$110,199	$71,058

Note 21 – Supplemental Schedule Of Non Cash Activities

In connection with the acquisition of high-tech patents, as part of the acquisition cost, Dalian Befut transferred 51% ownership to the patent holder. Subsequent to the transaction, Cao Hongbo, the Company’s CEO and another shareholder, repurchased the 51% ownership from the former patent holder. The 51% ownership of Dalian Befut was worth approximately $11,383,050 based on an independent appraisal.

Note 22 - Subsequent Events

On July 1, 2009, Dalian Befut formed a joint venture Befut Zhong Xing Switch Co., Ltd. with a third party individual. Dalian Befut contributed approximately $100,000 and accordingly has a 70% ownership.