Form 10-Q
period 2009-09-30
BEFUT International Co., Ltd.
filed 2009-11-16
CIK 1328888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________

Commission File Number 000-51336

BEFUT INTERNATIONAL CO., LTD.
(Exact name of small business issuer as specified in its charter)

Nevada	20-2777600
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

No. 90-1 Hongji Street, Xigang District Dalian City, Liaoning Province,
  People’s Republic of China                           116011
 (Address of principal executive offices) (Zip Code)

                                     +86-411-83678755
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 29,511,071 shares of Common Stock, $.001 par value, were outstanding as of November 9, 2009.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

BEFUT INTERNATIONAL CO., LTD.

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008

(UNAUDITED)

BEFUT INTERNATIONAL CO., LTD.
Consolidated Financial Statements
September 30, 2009 And 2008
(Unaudited)

Table of Contents

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
BEFUT International Co., Ltd.

We have reviewed the accompanying consolidated balance sheet of BEFUT International Co., Ltd. and subsidiaries (collectively, the “Company”) as of September 30, 2009, and the related consolidated statements of operations and comprehensive income, and cash flows for the three months ended September 30, 2009 and 2008. These consolidated financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of BEFUT International Co., Ltd. and Subsidiaries as of June 30, 2009, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated September 24, 2009, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of June 30, 2009, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/:Patrizio & Zhao, LLC

Parsippany, New Jersey
November 9, 2009

BEFUT INTERNATIONAL CO., LTD.

Consolidated Balance Sheets

	September 30,	June 30,
	2009	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$178,075	$210,301
Restricted cash	-	586,000
Accounts receivable, net of allowance for doubtful accounts of $20,250
and $20,222 at September 30, 2009 and June 30, 2009, respectively	8,496,994	8,560,592
Inventory	2,713,704	1,353,532
Loans to unrelated parties	6,405,659	6,955,623
Bank loan security deposits	148,122	733,233
Advance payments	729,729	866,868
Advance payments – R & D	2,960,406	2,956,370
Other current assets	240,573	273,391
Total current assets	21,873,262	22,495,910

Property and equipment, net	19,115,436	18,646,274

Other assets:
Intangibles, net	11,090,452	11,335,978
Long-term investment	-	2,930
Total other assets	11,090,452	11,338,908

Total assets	$52,079,150	$52,481,092

Liabilities
Current liabilities:
Short-term bank loans	$7,335,000	$8,057,500
Convertible notes payable	500,000	500,000
Accounts payable and accrued expenses	903,716	659,142
Trade notes payable	-	1,172,000
Loans from unrelated party	-	249,050
Advances from customers	531,576	372,417
Income tax payable	1,027,616	777,497
Other taxes payable	-	37,975
Other current liabilities	977,285	636,514
Total current liabilities	11,275,193	12,462,095

Long-term bank loan	5,477,778	5,470,310

Total liabilities	16,752,971	17,932,405

Equity
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
no shares issued or outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized,
29,510,971 and 29,488,341 shares issued and outstanding at	29,511	29,488
September 30, 2009 and June 30, 2009, respectively
Additional paid-in capital	21,708,252	21,708,275
Statutory reserve	729,135	729,135
Retained earnings	10,440,358	9,750,035
Accumulated other comprehensive income	2,004,431	1,956,623
Total stockholders’ equity	34,911,687	34,173,556
`
Noncontrolling interest	414,492	375,131

Total equity	35,326,179	34,548,687

Total liabilities and equity	$52,079,150	$52,481,092

The accompanying notes are an integral part of these consolidated financial statements.

BEFUT INTERNATIONAL CO., LTD.

Consolidated Statements of Operations and Other Comprehensive Income
(Unaudited)

	For the Three Months Ended
	September 30,
	2009	2008

Sales	$5,483,659	$5,286,220

Cost of sales	3,862,774	3,963,966

Gross profit	1,620,885	1,322,254

Operating expenses:
Selling expenses	21,873	30,351
General and administrative expenses	588,285	204,087
Total operating expenses	610,158	234,438

Income from operations	1,010,727	1,087,816

Other income (expenses):
Government subsidy income	49,954	59,070
Interest expense, net	(132,309)	(158,132)
Other expenses	5,697	(21,421)
Total other income (expenses)	(76,658)	(120,483)

Income before provision for income tax	934,069	967,333

Provision for income tax	248,904	72,723

Net income before noncontrolling interest	685,165	894,610

Noncontrolling interest	(5,158)	(80)

Net income	690,323	894,690

Other comprehensive income
Foreign currency translation adjustment	47,807	121,027

Comprehensive income	$738,130	$1,015,717

Basic earnings per share	$0.02	$0.03
Diluted earnings per share	$0.02	$0.03

Weighted average number of common shares outstanding:
Basic	29,510,971	29,488,341
Diluted	30,280,226	29,488,341

The accompanying notes are an integral part of these consolidated financial statements.

BEFUT INTERNATIONAL CO., LTD.

Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net Income	$690,323	$894,690
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	352,054	63,622
Noncontrolling interest	(5,158)	(80)
Changes in current assets and current liabilities:
Accounts receivable	75,238	(422,077)
Inventory	(1,357,491)	(571,968)
Advance payments	138,122	16,078
Other current assets	45,108	(2,941,106)
Accounts payable and accrued expenses	243,714	(483,123)
Trade notes payable	(1,172,880)	1,171,120
Advances from customers	158,553	-
Income tax payable	248,904	-
Other taxes payable	(49,979)	15,963
Other current liabilities	339,267	(140,227)
Total adjustments	(984,548)	(3,291,798)

Net cash used in operating activities	(294,225)	(2,397,108)

Cash flows from investing activities:
Additions to property and equipment	(375,484)	(29,135)
Additions to construction in progress	(159,391)	(130,894)
Long-term investment	2,932	-
Loans to unrelated parties	559,117	-

Net cash provided by (used in) investing activities	27,174	(160,029)

Cash flows from financing activities:
Repayment of loans from unrelated party	(249,237)	-
Bank loan security deposits	585,752	-
Proceeds form minority shareholders	43,983	-
Proceeds (repayment) of short-term bank loans	(733,050)	3,220,580

Net cash provided by (used in) financing activities	(352,552)	3,220,580

Effect of foreign currency translation on cash	1,377	80,510

Net increase (decrease) in cash and cash equivalents and restricted cash	(618,226)	743,953

Cash and cash equivalents and restricted cash – beginning	796,301	353,049

Cash and cash equivalents and restricted cash – ending	$178,075	$1,097,002

The accompanying notes are an integral part of these consolidated financial statements.

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
September 30, 2009 and 2008
(Unaudited)

Note 1 – Organization and Nature of Business

BEFUT International Co., Ltd., formerly Frezer, Inc. (“Frezer”), a former public shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934, was established under the laws of Nevada on May 2, 2005. The accompanying consolidated financial statements include the financial statements of BEFUT International Co., Ltd. and its subsidiaries (collectively, the “Company”). The Company’s primary business is to design and manufacture industrial wires and cables.

On March 13, 2009, Frezer entered into and consummated a series of transactions whereby (a) Frezer acquired 100% of the outstanding shares of common stock of Befut Corporation which was incorporated in the State of Nevada on January 14, 2009 (“Befut Nevada”), constituting all of the capital stock of Befut Nevada, from Befut International Co. Limited, a British Virgin Islands company (“Befut BVI”) in exchange for the issuance to Befut BVI of a net number of 117,768,300 shares of Frezer’s common stock and the cancellation of an aggregate of 2,176,170 shares of the Frezer’s common stock and (b) Frezer raised $500,000 in gross proceeds from the sale to four investors of convertible promissory notes of Frezer in the principal amount of $500,000 and warrants to purchase an aggregate of 720,076 shares of Frezer’s common stock. The acquisition was accounted for as a reverse acquisition under the purchase method for business combinations. On June 18, 2009, the Company effectuated a name change from its original name “Frezer, Inc.” to “BEFUT International Co., Ltd.”.

Hong Kong BEFUT Co., Ltd. (“Befut Hong Kong”) was incorporated on September 10, 2008 under the laws of Hong Kong. It is 100% owned by Befut Nevada. On February 13, 2009, Befut Hong Kong invested 100% in Befut Electric (Dalian) Co., Ltd. (“WFOE”) in the city of Dalian, the People’s Republic of China (the “PRC”).

On February 16, 2009, WFOE entered into a series of agreements, the purpose of which was to restructure Dalian Befut Wire & Cable Manufacturing Co., Ltd. (“Dalian Befut”) in accordance with PRC law such that it could seek capital and grow its business (the “Restructuring”). Dalian Befut was incorporated on June 13, 2002 under the laws of the PRC. The Restructuring includes the following arrangements: First, WFOE entered into an Original Manufacturer Agreement (the “OEM Agreement”) with Dalian Befut with the following material provisions: (i) Dalian Befut may not manufacture products for any person or entity other than WFOE without its written consent; (ii) WFOE is to provide all raw materials and advance related costs to Dalian Befut, as well as provide design requirements for products to be manufactured; (iii) WFOE is responsible for marketing and distributing the products manufactured by Dalian Befut and it keeps all related profits and revenues; and (iv) WFOE has an exclusive right to purchase whole or part of the assets and/or equity of Dalian Befut to the extent permitted by the PRC law at the sole discretion of WFOE and at the mutually agreed price. In addition, on February 16, 2009, WFOE entered into two ancillary agreements with Dalian Befut: (i) Intellectual Property Rights License Agreement, pursuant to which WFOE shall be permitted to use the intellectual property rights such as trademarks, patents and know-how for the marketing and sale of the products manufactured by Dalian Befut; and (ii) Non-competition Agreement, pursuant to which Dalian Befut shall not compete against WFOE.

On April 14, 2006, Dalian Marine Cable Co., Ltd. (“Dalian Marine Co.”) was incorporated by Dalian Befut. Its current shareholders are Dalian Befut (having 86.6% of the equity interest) and three individual shareholders. The three individuals are also shareholders of Dalian Befut. Dalian Marine Co. is intended to conduct marketing and production of marine cables for Dalian Befut.

On July 1, 2009, Dalian Befut formed a joint venture Befut Zhong Xing Switch Co., Ltd. with a third party individual. Dalian Befut owns 70% of the equity interest in Befut Zhong Xing Switch Co., Ltd.

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
September 30, 2009 and 2008
(Unaudited)

Note 2 – Summary of Significant Accounting Policies

Basis Of Presentation

The Company’s consolidated financial statements include the accounts of its direct wholly-owned subsidiaries and of its indirect proportionate share of subsidiaries owned by the wholly-owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) applicable to interim financial information and the requirements of Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

Interim Financial Statements

These interim financial statements should be read in conjunction with the audited financial statements for the years ended June 30, 2009 and 2008, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the years ended June 30, 2009 and 2008.

Recent Accounting Pronouncements

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) officially launched the FASB Accounting Standards Codification (“ASC”), which has become the single official source of authoritative nongovernmental U.S. GAAP, in addition to guidance issued by the Securities and Exchange Commission. The ASC is designed to simplify U.S. GAAP into a single, topically ordered structure. All guidance contained in the ASC carries an equal level of authority. The ASC is effective for all interim and annual periods ending after September 15, 2009. The Company’s implementation of this guidance effective July 1, 2009 did not have a material effect on the Company’s condensed consolidated financial statements.

Note 3– Inventory

Inventory at September 30, 2009 and June 30, 2009 consists of the following:

	September 30,	June 30,
	2009	2009

Raw materials	$1,694,225	$400,343
Work in process	222,654	60,703
Finished goods	796,825	892,486

Total	$2,713,704	$1,353,532

Note 4– Loans to Unrelated Parties

As of September 30, 2009 and June 30, 2009, the Company had outstanding loans to unrelated parties of $6,405,659 and $6,955,623, respectively. These loans represent advances to unrelated parties at an annual interest rate of 50% above the applicable bank interest rate. Interest payments are made semi-annually with no principal payments required until on or before the due date, as per the terms of the loan agreement.

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
September 30, 2009 and 2008
(Unaudited)

Note 5– Advance Payments

As a common practice in Chinese business environment, the Company is often required to make advances to certain vendors for inventory, equipment, and construction in progress. The balances outstanding for advances on purchase of inventory amounted to $285,839 and $224,196 as of September 30, 2009 and June 30, 2009, respectively. Additionally, the Company made advances on equipment purchases amounting to $443,890 and $642,672 as of September 30, 2009 and June 30, 2008, respectively.

Note 6– Property and Equipment
`
Property and equipment at September 30, 2009 and June 30, 2009 consists of the following:

	September 30,	June 30,
	2009	2009

Buildings	$1,025,047	$1,019,457
Machinery and equipment	1,871,440	1,663,732
Office equipment and furniture	115,073	57,770
Vehicles	381,324	272,327
Subtotal	3,392,884	3,013,286
Less: Accumulated depreciation	1,175,016	1,082,271
	2,217,868	1,931,015
Add: Construction in progress	16,897,568	16,715,259

Total	$19,115,436	$18,646,274

Depreciation expense for the three months ended September 30, 2009 and 2008 was $91,212 and $62,857, respectively.

Note 7 – Intangible Assets

Intangible assets at September 30, 2009 and June 30, 2009 consist of the following:

	September 30,	June 30,
	2009	2009

Software	$16,071	$16,049
Well-known trademark	83,619	83,505
High-tech patent	11,554,158	11,538,406
Subtotal	11,653,848	11,637,960
Less: accumulated amortization	563,396	301,982

Total	$11,090,452	$11,335,978

Amortization expense for the three months ended September 30, 2009 and 2008 was $260,842 and $765, respectively.

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
September 30, 2009 and 2008
(Unaudited)

Note 8 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at September 30, 2009 and June 30, 2009 consist of the following:

	September 30,	June 30,
	2009	2009

Accounts payable	$876,550	$527,142
Accrued expenses	27,166	132,000

Total	$903,716	$659,142

The carrying value of accounts payable and accrued expenses approximates fair value due to the short-term nature of these obligations.

Note 9 – Short-Term Bank Loans

Short-term bank loans consist of the following:

	September 30,	June 30,
	2009	2009

On July 31, 2008, the Company obtained a loan from Guangdong
Development Bank, of which the principal and interest were paid in full by July 30, 2009.
The interest was calculated using an annual fixed interest rate of 9.98%
and paid monthly. The loan was guaranteed by a third party. The guaranty was released upon the full repayment of the loan.	$-	$586,000

On August 27, 2008, the Company obtained a loan from Bank of Dalian, of which the principal and interest were paid in full by August 27, 2009. The interest was calculated using an annual fixed interest rate of 10.458% and paid
monthly. The loan was secured by a lien on the Company’s property and equipment, inventory and guaranteed by a third party. Upon the repayment in full of the loan, such lien and guaranty were released.	$-	$2,856,750

On November 21, 2008, the Company obtained a loan from Agricultural Bank of China, of which the principal was paid in full by August 20, 2009. The interest was calculated using an annual fixed interest rate of 10.0485% and paid
monthly. The loan was secured by a lien on the Company’s property and equipment and guaranteed by a third party. Upon the repayment in full of the loan, such lien and guaranty were released.	$-	$219,750

On December 24, 2008, the Company obtained a loan from Shanghai Pudong
Development Bank, of which the principal is to be paid in full by December 24,
2009. The interest is calculated using an annual fixed interest rate of
6.138% and paid quarterly. The loan is guaranteed by a third party.	$1,467,000	$1,465,000

On May 6, 2009, the Company obtained a loan from China Merchants Bank, of which the principal is to be paid in full by May 5, 2010. The interest is calculated using an annual fixed interest rate of 5.841% and paid
monthly. The loan is secured by a lien on the Company’s property and equipment.	$2,934,000	$2,930,000

On September 16, 2009, the Company obtained a loan from Harbin Bank, of which the principal is to be paid in full by September 15, 2010. The interest is calculated using an annual fixed interest rate of 6.372% and paid
monthly. The loan is secured by a lien on the Company’s property and equipment.	$2,934,000	$-

Total	$7,335,000	$8,057,500

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
September 30, 2009 and 2008
(Unaudited)

Note 10 – Long-Term Bank Loan

In November 2006, the Company obtained a loan from Construction Bank of China for the purchase of property. As per the terms of the loan agreement, the loan will mature in November 2011. The interest rate is to be adjusted every twelve months. As of September 30, 2009 and June 30, 2009, the outstanding loan balance was $5,477,778 and $5,470,310, respectively. The annual interest rate for the first and the second year was fixed at 8.6879% and 7.50312%, respectively. The current interest rate is 6.947%.

Note 11 –Earnings Per Share

The Company presents earnings per share on a basic and diluted basis. Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing income available to common shareholders by the weighted average number of shares outstanding plus the dilutive effect of potential securities. All shares and per share data have been adjusted retroactively to reflect the recapitalization of the Company pursuant to the Securities Exchange Agreement with Befut Nevada. On June 18, 2009, the Company effectuated a 1 for 4.07 reverse stock split of the Company’s common stock, and previously reported shares and earnings per share amounts have been recalculated accordingly.

	For the Three Months Ended September 30,
	2009	2008

Net income	$690,323	$894,690

Weighted average common shares	29,510,971	29,488,341
(denominator for basic earnings per share)

Effect of dilutive securities:
Convertible notes	769,255	-

Weighted average common shares	30,280,226	29,488,341
(denominator for diluted earnings per share)

Basic earnings per share	$0.02	$0.03
Diluted earnings per share	$0.02	$0.03

Note 12– Stockholders’ Equity And Related Financing Agreements

On March 13, 2009, as part of the reverse merger transaction, Frezer acquired, from Befut BVI, 100% of the outstanding shares of common stock of Befut Nevada. In exchange, Befut BVI was issued 117,768,300 shares of Frezer’s Common Stock, under a Share Exchange Agreement (“SEA”) pursuant to a claim of exemption under Section 4(2) of the Securities Act of 1933, as amended, for issuances not involving a public offering. As a result of the transaction, Befut Nevada became a wholly-owned subsidiary of Frezer.

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

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
September 30, 2009 and 2008
(Unaudited)

Note 12– Stockholders’ Equity And Related Financing Agreements (continued)

In accordance with the Purchase Agreement, the Company issued a total securities consisting of: (i) 3,130,869 shares of Frezer’s common stock $0.001 par value per share in connection with the private financing; (ii) Five (5) year warrants to purchase 720,076 shares of Frezer common stock at an initial exercise price of $0.1916 per share.

On June 18, 2009, the Company effectuated a 1 for 4.07 reverse stock split of its outstanding common stock (the “Reverse Split”).  The Reverse Split did not alter the number of shares of the common stock the Company is authorized to issue, but rather simply reduced the number of shares of its common stock issued and outstanding. Any fractional shares issued as a result of the Reserve Split were rounded up. In addition, any shareholder owning at least 100 shares but less than 407 shares of the Company’s common stock on June 17, 2009, would own at least 100 shares after giving effect to the Reverse Split.

Note 13– Income Taxes

The Company is a Nevada corporation and conducts all of its business through its Chinese subsidiary and its affiliated Chinese operating companies. All business is conducted in PRC. As the U.S. holding company has not recorded any income for the three months ended September 30, 2009 and 2008, there was no provision or benefit for U.S. income tax purpose.

The Company’s Chinese subsidiary and affiliated operating companies based in China are governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a new statutory rate of 25% and were, until January 2008, subject to tax at a statutory rate of 33% (30% state income tax plus 3% local income tax) on income reported in the statutory statements after appropriate tax adjustments.

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the PRC (the New CIT Law), which is effective from January 1, 2008. Under the new law, the corporate income tax rate applicable to all Companies, both domestic and foreign-invested companies, is 25%, replacing the previous applicable tax rate of 33%. For the three months ended September 30, 2009, the income tax provision by the Company was $248,904.

Note 14 – Employee Welfare Plan

The Company has established an employee welfare plan in accordance with Chinese laws and regulations. Full-time employees of the Company in the PRC participate in a government-mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance and other welfare benefits are provided to employees. PRC labor regulations require the Company to accrue for these benefits based on a certain percentage of the employees’ salaries.

Note 15 – Risk Factors

For the three months ended September 30, 2009 and 2008, two vendors accounted for approximately 63% and 51% of the Company’s raw materials, respectively. Purchases from these vendors were $3,057,510 and $2,759,862 for the three months ended September 30, 2009 and 2008, respectively.

For the three months ended September 30, 2009, five customers accounted for approximately 68% of the Company’s total sales. Sales to these customers amounted to $3,715,811. For the three months ended September 30, 2008, five customers accounted for approximately 61% of the Company’s total sales. Sales to these customers amounted to $3,251,357.

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

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
September 30, 2009 and 2008
(Unaudited)

Note 16 - Concentrations of Credit Risk

Financial instruments which potentially subject the Company to credit risk consist principally of cash on deposit with financial institutions. Management believes that the financial institutions that hold the Company’s cash and cash equivalents are financially sound and minimal credit risk exists with respect to these investments.

Note 17 – Supplemental Cash Flow Disclosures

The following is supplemental information relating to the consolidated statements of cash flows:

	Three Months Ended September 30,
	2009	2008

Cash paid for interest	$113,143	$158,132
Cash paid for income taxes	$-	$72,723

Note 18 - Subsequent Events

On November 2, 2009, Dalian Befut entered into a Loan Agreement (the “Loan Agreement”) with the PRC National Development Bank Joint Equity Corporation (“NDB”) pursuant to which Dalian Befut borrowed RMB100,000,000 (approximately $14,640,000) from NDB (the “Loan”). Dalian Befut received the first tranche of the proceeds from the Loan at the amount of RMB70,000,000 (approximately $10,248,000) on November 9, 2009. The term of the Loan is seven years, maturing on November 1, 2016. The interest rate will be a variable rate equal to 5% per annum above the floating base interest for loans of the same term promulgated by the PRC’s central bank, China People’s Bank. The Loan was designated to finance the construction of Dalian Befut’s planned specialty cable production lines with a production capacity of 15,000 tons. The Loan was secured by, among other liens, a first priority lien on the Dalian Befut’s land use right and its building property ownership and guaranteed by, among other guarantees, Mr. Cao, and Mr. Li, Dalian Befut’s two major shareholders.

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

Unless the context indicates otherwise, as used in the following discussion, the words "Company”, "we,” "us,” and "our,” each refer to (i) Befut International Co., Ltd. (f/k/a Frezer, Inc.) (the “Public Company”), a corporation incorporated in the State of Nevada; (ii) BEFUT Corporation, a corporation incorporated in the State of Nevada (“Befut Nevada”); (ii) Hongkong BEFUT Co., Ltd. (“Befut Hongkong”), a wholly-owned subsidiary of Befut Nevada incorporated under the laws of Hong Kong; (iii) Befut Electric (Dalian) Co., Ltd. (“WFOE”), a corporation organized under the laws of the People’s Republic of China (the “PRC”), a wholly-owned subsidiary of Befut Hongkong; (vi) Dalian Befut Wire and Cable Manufacturing Co., Ltd. (“Dalian Befut”), a corporation incorporated under the laws of the PRC, which is controlled by Dalian Befut through a series of agreements; (vii) Dalian Marine Cable Co., Ltd., a corporation that is 86.6% owned by Dalian Befut. (“Befut Marine”) and (viii) Befut Zhong Xing Switch Co., Ltd., a corporation that is 70% owned by Dalian Befut (“Befut Zhong Xing”).

Unless the context otherwise requires, all references to (i)  “PRC” and “China” are to the People’s Republic of China or mainland China; (ii) “U.S. dollar,” “$” and “US$” are to United States dollars; and (iii) “RMB”, “Yuan” and Renminbi are to the currency of PRC or China.

Overview

We are one of the largest developers, manufacturers and distributors of cable and wire in northeastern China, headquartered in the city of Dalian. We are engaged in the production of traditional cables, including metallurgy, electric power system cables, and specialty cables, including marine cable, mine specialty cable, nuclear cable, and petrochemical cable. We also have the technical capability for the production of large-scale marine cable, a segment with significantly higher profit margins. During the past decade, Dalian has become a center for ship manufacturing plant construction.  Northeastern China is a fast growing area with well-developed mining and oil industries due to its rich resources of various mines and oil and gas. Most of our existing customers are large scale companies with specialty cable needs in these industries. Therefore, we are re-positioning our company from being a traditional cable manufacturer to a specialty cable supplier.

We sell our products through a network of twenty-four salespeople based in Dalian and sales branches in nine cities, such as Beijing, Shenyang, Tianjin, Jilin, Harbin and Benxi, to facilitate the sales in those cities. These branches are staffed with a total of twelve salespeople. In addition, we have contractual arrangements with three distributors for the sale of our products. Normally, the contracts with distributors are valid for one year. In fiscal year 2009, most of our sales were generated by our full-time salespeople.

Mining and telecommunication construction in China have been progressing well. As such, demand for the related specialty cables has increased, especially demand for mining specialty cable which has a historical gross profit margin ranging from 35% to 45%.

Recent Developments

As we reported under Item 5 of Part II of this report, we received a bank loan of approximately $14.64 million from the PRC National Development Bank Joint Equity Corporation. We plan to use the net proceeds to purchase production lines, to pay construction costs relating to our Changxing Island facility and for working capital purposes associated with such construction and production lines.

In 2006, we commenced the construction of a manufacturing plant in the industrial zone on Changxing Island, which is 120 kilometers away from Dalian, for the main purpose of specialty cable production. As of the date of this report, we have completed the first phase of the construction, which includes 45,000 square meters of construction space on a parcel of land of 65,000 square meters. The construction includes production facility of 24,964 square meters, warehouse of 5,326 square meters, office building of 8,264 square meters, and other supporting facilities of 6,923 square meters (“Changxing Island Phase I Construction”). We have obtained land use rights to land of 85,000 square meters of property for the second phase of construction (“Changxing Island Phase II Construction”).  We plan to commence our Changxing Island Project Phase II Construction when our Changxing Island Project Phase I Construction reaches full capacity in approximately three years or when we identify an appropriate strategic partner, whichever comes earlier. The main purpose of Changxing Island Phase II Construction is to expand our production capacity for specialty cable by introducing strategic alliances, integrating technology and industrial resources so as to make Dalian Befut the most competitive specialty cable producer in China and at the same time strive to enter the international cable market. After the completion of both phases, this project is anticipated to occupy a total of 150,000 square meters, with building construction of 87,000 square meters. We expect Changxing Island Phase I Construction to be operational by the end of 2009.

On July 1, 2009, Dalian Befut formed a new company under the laws of the PRC, Befut Zhong Xing, by investing approximately $100,000 (RMB700,000) for a 70% equity interest in the new entity. The remaining 30% equity interest is held by an individual. By setting up Befut Zhong Xing, we aim to enter into the switch appliance market as a number of our cable customers have demonstrated certain demand for switch products.

Organizational History

As we reported in our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2009, we entered into and consummated a series of transactions on March 13, 2009, whereby (a) we acquired 100% of the outstanding shares of common stock of Befut Nevada, from Befut International Co. Limited, a British Virgin Islands company (“Befut BVI”) in exchange for the issuance to Befut BVI of 117,768,300 shares of our common stock and the cancellation of 2,176,170 shares of our common stock (the “Reverse Merger”) and (b) we raised $500,000 in gross proceeds from the sale to four investors of convertible promissory notes in the principal amount of $500,000 and warrants to purchase an aggregate of 720,076 shares of our common stock (the “Private Placement”). Befut BVI owns all the shares of Befut Hongkong and Befut Hongkong is the sole shareholder of WFOE, which controls Dalian Befut through a series of agreements. Dalian Befut owns 86.6% of the outstanding equity of Befut Marine. In addition, Dalian Befut owns 70% of the outstanding equity of Befut Zhong Xing since July 1, 2009.

As a result of the Reverse Merger, we, through WFOE, Dalian Befut and Befut Marine, are engaged in the production of traditional cables, including metallurgy, electric power system cables and specialty cables, including marine cable, mine specialty cable, nuclear cable, and petrochemical cable.

Effective June 18, 2009, we changed our corporate name from “Frezer, Inc.” to “BEFUT International Co., Ltd.” We also effectuated a 1-for-4.07 reverse stock split of our outstanding common stock. As a result of the corporate name change and the reverse stock split, our ticker symbol was changed to BFTI.OB.

Results of Operations

Three months ended September 30, 2009 compared to the three months ended September 30, 2008.

	For the Three Months Ended
	September 30, 2009	September 30, 2008

Sales	$5,483,659	$5,286,220
Cost of sales	$3,862,774	$3,963,966
Total operating expenses	$610,158	$234,438
Other income/(expense)	$(76,658)	$(120,483)
Income taxes	$248,904	$72,723
Net income	$690,323	$894,690
Foreign currency translation adjustment	$47,807	$121,027
Comprehensive income	$738,130	$1,015,717

Sales

Our sales for the three months ended September 30, 2009 were $5,483,659, an increase of $197,439, or 3.7%, as compared to the three months ended September 30, 2008. The increase was primarily due to stronger costumer demand as the global economic environment, is recovering.

For the three months ended September 30, 2009, our sales of specialty cable as percentage of total sales increased significantly to 61%, from 46% in the three months ended September 30, 2008. We continue to maintain our strategy to manufacture more high margin specialty cables than traditional cables.

In the first half of the fiscal year ended June 30, 2009, as a direct impact of the global financial crisis, orders from ship manufacturers and steel refining companies decreased dramatically. In the second half of the fiscal year, we adjusted our marketing strategy to temporarily refocus on traditional coal cable until the economic environment in China recovers. Beginning in June 2009 and during the three months ended September 30, 2009, demand for our specialty cables, such as marine cable, increased dramatically which led to higher sales of specialty cables.  As a result, for the three months ended September 30, 2009, sales for specialty cables approximately represented a greater percentage of our total sales than in the three months ended September 30, 2008 and for the fiscal year ended June 30, 2009. Sales of our marine cable products for the three months ended September 30, 2009 significantly increased and reached 27.6% of total sales as compared to 5.58% of total sales for the three months ended September 30, 2008.  We plan to continue to devote more resources toward developing, marketing and selling high margin specialty cables as part our long-term business strategy.

Cost of Sales

Cost of sales is primarily comprised of the cost of raw materials used in the production of our cable products, direct labor and manufacturing overhead expenses. Our cost of sales for the three months ended September 30, 2009 was $3,862,774, a decrease of $101,192, or 2.6%, as compared to the three months ended September 30, 2008. This was primarily due to higher specialty cable products sales during the three months ended September 30, 2009 as compared to its corresponding period. Specialty cable products have relatively lower cost than traditional cable products.

Gross Profit

Our gross profit is the difference between sales and cost of sales. Our gross profit for the three months ended September 30, 2009 was $1,620,885, an increase of $298,631, or 22.6%, as compared to the three months ended September 30, 2008. Gross profit as a percentage of sales was 29.6% for the three months ended September 30, 2009, as compared to 25.0% for the three months ended September 30, 2008. This was due to the shift in our product mix toward higher sales of specialty cable products, which have gross profit margins ranging from 35% to 45%. The gross margin of marine cable for the three months ended September 30 was 36.9%, compared to 30.1% for the three months ended September 30, 2008.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of salaries and bonus of sales personnel, advertising and promotion expenses, freight charges, related compensation and professional fees. Selling expenses were $21,875 in the three months ended September 30, 2009 as compared to $30,351 in the three months ended September 30, 2008, a decrease of $8,478. General and administrative expenses were $588,285 for the three months ended September 30, 2009, an increase of $384,198, or 188.3%, as compared to the three months ended September 30, 2008. Such increase was primarily due to the amortization expense related to intangible assets we acquired in the third and fourth quarters of fiscal 2009.

 Income from Operations

Our operating income was $1,010,727 for the three months ended September 30, 2009, a decrease of $77,089, or 7.0% as compared to the three months ended September 30, 2008, primarily a result of the significant increase in general and administrative expense related to the amortization of the intangible assets acquired in the third and fourth quarters of fiscal 2009, partially offset by increase in gross profit of our main business.

Government Subsidy

For the past two years we received a subsidy from the Chinese local government due to our employment of disabled workers. In the three months ended September 30, 2009 we received a subsidy in the amount of $49,954 as compared to a subsidy of $59,070 in the three months ended September 30, 2008.

This subsidy is determined by the local government on a yearly basis and no assurances can be given that we will continue to receive the subsidy.

Income Taxes

Our business operations were solely conducted by our subsidiaries incorporated in the PRC and we were governed by the PRC Enterprise Income Tax Laws. China enterprise income tax is calculated based on taxable income determined under Chinese GAAP. In accordance with the PRC Income Tax Laws, a Chinese domestic company is subject to the following taxes, including but not limited to: (i) enterprise income tax rate of 25% effective from January 1, 2008; and (ii) value added tax at the rate of 17% for most of the goods sold.

Provision for income taxes was $248,904 for the three months ended September 30, 2009, an increase of $176,181, or 242%, compared to the three months ended September 30, 2008. Such increase was primarily due to the fact that Dalian Befut was subject a full 25% income tax rate in the three months ended September 30, 2009 while it paid income tax at a lesser ratio in the corresponding period ended September 30, 2008.

Net Income

Net income for the three months ended September 30, 2009 was $690,323, a decrease of $204,367, or 22.8%, compared to net income of $894,690 for the three months ended September 30, 2008. The decrease was mainly attributable to an increase in general and administrative expenses of $384,198 and an increase in provision for income taxes of $176,181, which was partially offset by a $298,631 increase in gross profit.

Liquidity and Capital Resources

Selected Measures of Liquidity and Capital Resources

The following table sets forth certain relevant measures regarding our liquidity and capital resources:

(dollars, except ratios and per common share data)	September 30, 2009	June 30, 2009

Cash and cash equivalents and restricted cash	$178,075	$796,301

Working capital	$10,598,069	$10,033,815

Ratio of current assets to current liabilities	1.9:1	1.8:1

The small increase in working capital as of September 30, 2009 as compared to June 30, 2009 was primarily due to the increase in inventory and the decrease in short-term bank loans, trade notes payable, and loans from unrelated party, partially offset by a decrease in restricted cash and increases in accounts payable, accrued expenses, income tax payable and other current liabilities. In the three months ended September 30, 2009, we increased inventory, mainly raw materials, to meet anticipated higher customer demand in future quarters.

Cash Flows

We had a net decrease in cash, cash equivalents and restricted cash from $796,301 in June 30, 2009 to $178,075 in September 30, 2009 as compared to a net increase from $353,049 in June 30, 2008 to $1,097,002 in September 30, 2009, respectively.  The following table summarizes such changes:

	For the Three Months Ended
	September 30,	September 30,
	2009	2008
Net cash used in operating activities	(294,225)	(2,397,108)
Net cash provided by (used in) investing activities	27,174	(160,029)
Net cash provided by/(used in) financing activities	(352,552)	3,220,580
Effect of exchange rate change on cash	1,377	80,510
Net increase (decrease) in cash and cash equivalents and restricted cash	(618,226)	743,950

The net decrease in cash this quarter was primarily due to pay back of a bank loan of approximately $733,000 and purchase more raw materials for possibly producing more products. We have historically financed our operations and capital expenditures principally through cash provided by operations and bank loans. Our management believes that we have sufficient cash, along with projected cash to be generated from operations to support our current operations for the next twelve months. In November 2009, we obtained a bank loan of approximately $14.7 million from National Development Bank Joint Equity Corporation. We plan to use the net proceeds of the loan to purchase new production lines and pay the remaining balance of our Changxing Island Phase I Construction costs of (approximately of $1.5 million). The remaining proceeds will be used for working capital associated with the new production lines.

Operating Activities

During the three months ended September 30, 2009, we used net cash in operating activities of $294,225, as compared to $2,397,108 in the three months ended September 30, 2008. This decrease was primarily due to a $2,986,214 decline in cash used in other current assets and a $497,315 decline in cash used in accounts receivable, which was partially offset by increased cash used in inventory and trade notes payable.

Investing Activities

During the three-months ended September 30, 2009, we generated net cash in investing activities of $27,174, which represented an increase of $187,205 as compared to cash of $160,029 used in investing activities in the three months ended September 30, 2008. This increase was principally due to an increase in loans to unrelated parties of $559,117, which was partially offset by increased cash used for property and equipment of $346,349.

Financing Activities

During the three months ended September 30, 2009, we used net cash in financing activities of $352,552, which represented a decrease of $3,573,132 as compared to net cash of $3,220,580 provided by financing activities in the three months ended September 30, 2008. This decrease principally reflects that we repaid a bank loan $733,050 in the three months ended September 30, 2009, as compared to additional borrowings of $3,220,580 in the three months ended September 30, 2008.

Financial Obligation

As of September 30, 2009, our outstanding loans were as follows:

Creditors	Loan Amount	Interest Rate	Term	Maturity Date

Harbin Bank	2,934,000	6.372%	1 year	09/15/10
Shanghai Pudong Development Bank	1,467,000	6.138%	1 year	12/24/09
China Merchants Bank	2,934,000	5.841%	1 year	05/05/10

Construction Bank of China	5,477,778	To be adjusted every 12 months	5 year	11/2011

Total	$12,812,778

Accounts Receivable

We had $8,496,994 in accounts receivable, net of allowance for doubtful accounts of $20,250 as of September 30, 2009, compared to $8,560,592, net of allowance for doubtful account of $20,222 as of June 30, 2009.

Inventories

Inventories consisted of the following as of September 30, 2009 and June 30, 2009, respectively:

(dollars)	September 30, 2009	June 30, 2009
	(dollars)
Category
Raw materials	$1,694,225	$400,343
Work-in-process	222,654	60,703
Finished goods	796,825	892,486
Total inventories	$2,713,704	$1,353,532

We had total inventory of $2,713,704 as of September 30, 2009, an increase of $1,360,172,  or 100.4%, compared to $1,353,532 as of June 30, 2009. The increase, was primarily due to the increases in raw material and work-in-process, to meet anticipated higher customer demand.

Intangible Assets

There was no significant change in intangible assets during the three months ended September 30, 2009 as compared to the year ended June 30, 2009.

Loan to Third Parties

We had a net decrease of $549,964 in loans to unrelated parties as of September 30, 2009 compared as June 30, 2009. Between 2009 and 2008, we entered into four separate loan agreements with our important business alliances, which permitted them to borrow principal up to RMB51 million (approximately $7.5 million) at an annual interest rate 50% more than the latest primary loan rate of banks in China. These loans are secured by a lien on each borrower’s accounts receivables and fixed assets and the loans have terms ranging from one to four years.

Off-Balance Sheet Arrangements

At September 30, 2009, we did not have any off-balance sheet arrangements.

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

Cash and Cash Equivalents

For statement of cash flows purposes, we consider all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

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

(a)            Evaluation of disclosure controls and procedures. At the conclusion of the period ended September 30, 2009 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

(b)  Changes in internal controls. During the period covered by this report, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II       OTHER INFORMATION

Item 5.	Other Information

$14.64 million  Loan Facility:

On November 2, 2009, Dalian Befut (the “Borrower”) entered into a Loan Agreement (the “Loan Agreement”) and other loan documentation with the PRC National Development Bank Joint Equity Corporation (“NDB”, or the “Lender”) pursuant to which Dalian Befut borrowed RMB 100,000,000 (approximately $14,640,000) (the “Loan”) from NDB to finance the construction of its planned specialty cable production lines with a production capacity of 15,000 tons (the “Project”).

The term of the Loan is seven years, maturing on November 1, 2016.

The outstanding principal balance bears interest from the date of the Loan Agreement until the Loan is fully repaid.  The interest rate will be a variable rate equal to 5% per annum above the floating base interest for loans of the same term promulgated by the PRC’s central bank, China People’s Bank (the “Interest”). Any principal balance under the Loan that is not paid when due will be subject to a default rate of 130% of the Interest.  If the proceeds of the Loan are used for any purpose other than financing the Project, the interest shall be increased to 150% of the Interest.

Interest on the Loan is payable on a quarterly basis, in the months of March, June, September and December.

The proceeds of the Loan are being funded to the Borrower in two tranches: RMB70,000,000 (approximately $10,248,000) were funded on November 9, 2009 and RMB30,000,000 (approximately $4,392,000) will be funded on January 4, 2010.

The following is the repayment schedule of the principal amount of the Loan:

Repayment Date	Repayment Principal Amount
	RMB (The Official Currency in the PRC)	USD Equivalence (approximate number using the exchange rate RMB1=$0.1464 on November 2, 2009, only for reference purpose)
10/30/2010	2,000,000	292,800
04/30/2011	2,000,000	292,800
10/30/2011	3,000,000	439,200
04/30/2012	4,000,000	586,600
10/30/2012	10,000,000	1,464,000
04/30/2013	10,000,000	1,464,000
10/30/2013	10,000,000	1,464,000
04/30/2014	10,000,000	1,464,000
10/30/2014	10,000,000	1,464,000
04/30/2015	10,000,000	1,464,000
10/30/2015	10,000,000	1,464,000
04/30/2016	10,000,000	1,464,000
10/30/2016 (maturity date)	9,000,000	1,317,600

The Loan Agreement permits the Borrower to prepay the outstanding principal amount and all accrued but unpaid interest and fees. Prepayments must be made in a minimum installments of RMB10,000,000 (approximately $1,464,000). In addition, the Lender is entitled to receive a prepayment fee equal an amount determined as follows:

Prepayment Fee = Prepayment Amount×the number of days earlier than the scheduled due date pursuant to the Loan Agreement×the Interest/360×20%.

Under the Loan Agreement, the Borrower is subject to specified covenants, including the obligations to deliver to the Lender the annual status report of the construction of the Project, audited financial statements of the Borrower, and certain other events.

The Loan is secured by the following:

(i). A first priority lien on the Borrower’s land use right for a 151,243-square-meter parcel of land and Dalian Befut’s ownership on its buildings of 43,144.61 square meters;

(ii). A first priority lien of deposit accounts holding of RMB8,000,000 (approximately $1,171,200) of the Borrower at the Lender;

(iii). A pledge of 100% of the shares of Dalian Befut by Mr. Hongbo Cao, our CEO and Mr. Tingmin Li, Dalian Befut’s main shareholder;

(iv). A first priority lien on facilities at the value of RMB45,725,600 (approximately $6,694,228) Dalian Befut is to purchase for the Project by using part of the Loan.

In addition, the following parties provided guaranties of the Loan on Borrower’s behalf:

(i). Dalian Baocheng Credit Unit provided its guarantee for RMB 50,000,000 (approximately $7,320,000);

(ii). Dalian Dingli Credit Unit provided its guarantee for RMB 5,000,000 (approximately $732,000);

(iii). Mr. Tingmin Li and Mr. Hongbo Cao each provided personal unlimited liability guarantees.

The Loan Agreement contains the following events of defaults: (1) failing to use the fund for the set purpose; (2) failing to pay any of the principals and/or interests when due under the Loan Agreement; (3) failing to comply with its covenant in disclosing its financial statements to the Lender on regular basis; (4) failing to inform the Lender of its major corporate restructuring activities such as mergers and acquisitions, investing into other companies and equity transfers; (5) failing to make up the value of the pledged properties when such property’s value decreased to the extent that threatens the safety of the Loan; (6) breaching other loan agreements; (7) failure to keep the progress of the Project the same pace as the use of the Loan. If the Borrower defaults, the Lender has the right, to take actions, including (i) suspending the release of subsequent funds and accelerating the amounts outstanding under the Loan Agreement among other remedies.
The Loan Agreement contains customary representations, warranties, covenants, and agreements.

We intend to file a copy of the Loan Agreement and other loan documents as exhibits to our next Quarterly Report on Form 10-Q.

Item 6.	Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEFUT INTERNATIONAL CO., LTD.

Date: November 16, 2009	By:	/s/Hongbo Cao
Name: Hongbo Cao
Title: President and Chief Executive Officer
(principal executive officer)

Date: November 16, 2009	By:	/s/ Mei Yu
Name: Mei Yu
Title: Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

No.		Description

31.1	–	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	–	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	–	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	–	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.