Form 10-Q
period 2009-12-31
BEFUT International Co., Ltd.
filed 2010-02-12
CIK 1328888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 29,512,317 shares of Common Stock, $.001 par value, were outstanding as of February 8, 2010.

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements.	3

	Report of Independent Registered Public Accounting Firm	5

	Consolidated Balance Sheets
	As of December 31, 2009 (Unaudited) and June 30, 2009	6

	Consolidated Statements of Operations and Other Comprehensive Income
	For the Three Months and Six Months Ended December 31, 2009 and 2008 (Unaudited)	7

	Consolidated Statements of Cash Flows
	For the Six Months Ended December 31, 2009 and 2008 (Unaudited)	8

	Notes to Consolidated Financial Statements
	December 31, 2009 and 2008 (Unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 4T.	Controls and Procedures.	29

PART II	OTHER INFORMATION

Item 6.	Exhibits	29

Signatures		30

Exhibits/Certifications

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

BEFUT INTERNATIONAL CO., LTD.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

(UNAUDITED)

BEFUT INTERNATIONAL CO., LTD.
Consolidated Financial Statements
December 31, 2009 And 2008
(Unaudited)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
BEFUT International Co., Ltd.

We have reviewed the accompanying consolidated balance sheet of BEFUT International Co., Ltd. and subsidiaries (collectively, the “Company”) as of December 31, 2009, and the related consolidated statements of operations and comprehensive income for the three months and six months ended December 31, 2009 and 2008, and cash flows for the six months ended December 31, 2009 and 2008. These consolidated financial statements are the responsibility of the Company's management.

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

/s/ Patrizio & Zhao, LLC
Parsippany, New Jersey
February 9, 2010

BEFUT INTERNATIONAL CO., LTD.

Consolidated Balance Sheets
	December 31,	June 30,
	2009	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,385,893	$210,301
Restricted cash	-	586,000
Accounts receivable, net of allowance for doubtful accounts of $20,250
and $20,222 at December 31, 2009 and June 30, 2009, respectively	8,625,800	8,560,592
Inventory	2,356,787	1,353,532
Loans to unrelated parties	5,442,954	6,955,623
Bank loan security deposits	898,178	733,233
Advance payments	9,080,518	866,868
Advance payments – R & D	2,960,406	2,956,370
Other current assets	1,398,992	273,391
Total current assets	36,149,528	22,495,910

Property and equipment, net	22,539,478	18,646,274

Other assets:
Intangibles, net	10,808,821	11,335,978
Long-term investment	-	2,930
Total other assets	10,808,821	11,338,908

Total assets	$69,497,827	$52,481,092

Liabilities
Current liabilities:
Short-term bank loans	$5,281,200	$8,057,500
Convertible notes payable	500,000	500,000
Accounts payable and accrued expenses	2,289,829	659,142
Trade notes payable	-	1,172,000
Loans from unrelated party	2,524,572	249,050
Advances from customers	198,358	372,417
Income tax payable	1,364,522	777,497
Other taxes payable	-	37,975
Other current liabilities	871,945	636,514
Total current liabilities	13,030,426	12,462,095

Long-term bank loans	20,147,778	5,470,310

Total liabilities	33,178,204	17,932,405

Equity
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
no shares issued or outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized,
29,511,277 and 29,488,341 shares issued and outstanding at
December 31, 2009 and June 30, 2009, respectively	29,511	29,488
Additional paid-in capital	21,708,252	21,708,275
Statutory reserve	729,135	729,135
Retained earnings	11,434,502	9,750,035
Accumulated other comprehensive income	2,004,693	1,956,623
Total stockholders’ equity	35,906,093	34,173,556
`
Noncontrolling interest	413,530	375,131

Total equity	36,319,623	34,548,687

Total liabilities and equity	$69,497,827	$52,481,092

The accompanying notes are an integral part of these consolidated financial statements.

BEFUT INTERNATIONAL CO., LTD.

Consolidated Statements of Operations and Other Comprehensive Income
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Sales	$7,126,044	$5,597,320	$12,609,703	$10,883,540

Cost of sales	5,235,323	4,297,581	9,098,097	8,261,547

Gross profit	1,890,721	1,299,739	3,511,606	2,621,993

Operating expenses:
Selling expenses	14,828	136,265	36,701	166,616
General and administrative expenses	442,264	210,020	1,030,549	414,107
Total operating expenses	457,092	346,285	1,067,250	580,723

Income from operations	1,433,629	953,454	2,444,356	2,041,270

Other income (expenses):
Government subsidy income	304,704	100,833	354,658	159,903
Interest expense, net	(5,195)	(122,030)	(137,504)	(280,162)
Other income (expenses)	(403,138)	55,751	(397,441)	34,330
Total other income (expenses)	(103,629)	34,554	(180,287)	(85,929)

Income before provision for income tax	1,330,000	988,008	2,264,069	1,955,341

Provision for income tax	336,819	29,684	585,723	102,407

Net income before noncontrolling interest	993,181	958,324	1,678,346	1,852,934

Less: Noncontrolling interest	(963)	(724)	(6,121)	(804)

Net income	994,144	959,048	1,684,467	1,853,738

Other comprehensive income
Foreign currency translation adjustment	263	45,570	48,070	166,597

Comprehensive income	$994,407	$1,004,618	$1,732,537	$2,020,335

Basic earnings per share	$0.03	$0.03	$0.06	$0.06
Diluted earnings per share	$0.03	$0.03	$0.06	$0.06

Weighted average number of common shares
outstanding:
Basic	29,511,277	29,488,341	29,511,277	29,488,341
Diluted	30,280,532	29,488,341	30,280,532	29,488,341

The accompanying notes are an integral part of these consolidated financial statements.

BEFUT INTERNATIONAL CO., LTD.

Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	December 31,
	2009	2008
Cash flows from operating activities:
Net Income	$1,684,467	$1,853,738
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	718,680	129,455
Noncontrolling interest	(6,121)	(804)
Changes in current assets and current liabilities:
Accounts receivable	(53,500)	(932,103)
Inventory	(1,000,998)	(612,574)
Advance payments	(197,666)	71,727
Other current assets	(1,032,681)	(733,658)
Accounts payable and accrued expenses	1,637,214	(715,933)
Trade notes payable	(1,173,120)	1,171,440
Advances from customers	(174,496)	84,667
Income tax payable	585,724	-
Other taxes payable	(163,417)	45,978
Other current liabilities	267,433	131,509
Total adjustments	(592,948)	(1,360,296)

Net cash provided by operating activities	1,091,519	493,442

Cash flows from investing activities:
Additions to property and equipment	(1,594,161)	(59,188)
(Additions to) refund from construction in progress	(2,442,107)	339,305
Advance payment for fixed assets	(8,011,520)	(2,608,359)
Acquisition of intangible assets	(6,452)	-
Long-term investment	2,933	-
Loans to unrelated parties	1,521,543	(218,111)

Net cash used in investing activities	(10,529,764)	(2,546,353)

Cash flows from financing activities:
Loans from unrelated party	2,274,251	-
Bank loan security deposits	(163,877)	(43,929)
Proceeds form minority shareholders	43,992	-
Proceeds (repayment) of short-term bank loans	(2,786,160)	3,124,816
Proceeds (repayment) of long-term bank loans	14,664,000	-

Net cash provided by financing activities	14,032,206	3,080,887

Effect of foreign currency translation on cash	(4,369)	3,831

Net increase in cash and cash equivalents and restricted cash	4,589,592	1,031,807

Cash and cash equivalents and restricted cash – beginning	796,301	353,049

Cash and cash equivalents and restricted cash – ending	$5,385,893	$1,384,856

The accompanying notes are an integral part of these consolidated financial statements.

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
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
December 31, 2009 and 2008
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

On July 1, 2009, the Company adopted the accounting and disclosure requirements of Statement of Financial Accounting Standard (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51, which is now included with ASC Topic 810 Consolidation.  This standard establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation.  On a prospective basis, any changes in ownership will be accounted for as equity transactions with no gain or loss recognized on the transactions unless there is a change in control.

Note 3– Restricted Cash

As of December 31, 2009 and June 30, 2009, the Company had $-0- and $586,000 restricted cash, respectively. These restricted cash balances were reserved for settlement of trade notes payable in connection with inventory purchases. As of December 31, 2009, the Company paid off the trade notes payable. The cash held in custody by bank issuing the trade notes payable, is restricted as to withdrawal or use, and is currently earning interest.

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Unaudited)

Note 4 – Inventory

Inventory at December 31, 2009 and June 30, 2009 consists of the following:

	December 31,	June 30,
	2009	2009

Raw materials	$1,426,328	$400,343
Work in process	60,786	60,703
Finished goods	869,673	892,486

Total	$2,356,787	$1,353,532

Note 5 – Loans to Unrelated Parties

As of December 31, 2009 and June 30, 2009, the Company had outstanding loans to unrelated parties of $5,442,954 and $6,955,623, respectively. These loans represent advances to unrelated parties at an annual interest rate of 50% above the applicable bank interest rate. Interest payments are made semi-annually with no principal payments required until on or before the due date, as per the terms of the loan agreement.

Note 6 – Advance Payments

As a common practice in Chinese business environment, the Company is often required to make advances to certain vendors for inventory, equipment, and construction in progress. The balances outstanding for advances on purchase of inventory amounted to $628,554 and $224,196 as of December 31, 2009 and June 30, 2009, respectively. Additionally, the Company made advances on equipment purchases amounting to $8,451,964 and $642,672 as of December 31, 2009 and June 30, 2009, respectively.

Note 7 – Advance Payments – Research and Development

As a common practice in Chinese business environment, the Company is required to make advance payments for goods or services that will be used in future research and development activities. The balance of outstanding advance payments for such activities as of December 31, 2009 and June 30, 2009 was $2,908,518 and $2,956,370, respectively.

Note 8 – Property and Equipment

Property and equipment at December 31, 2009 and June 30, 2009 consists of the following:

	December 31,	June 30,
	2009	2009

Buildings	$1,025,047	$1,019,457
Machinery and equipment	3,119,043	1,663,732
Office equipment and furniture	80,004	57,770
Vehicles	387,832	272,327
Subtotal	4,611,926	3,013,286
Less: Accumulated depreciation	1,253,634	1,082,271
	3,358,292	1,931,015
Add: Construction in progress	19,181,186	16,715,259

Total	$22,539,478	$18,646,274

Depreciation expense for the three months ended December 31, 2009 and 2008 was $78,604 and $65,068, respectively. Depreciation expense for the six months ended December 31, 2009 and 2008 was $169,816 and $127,925, respectively.

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Unaudited)

Note 9 – Intangible Assets

Intangible assets at December 31, 2009 and June 30, 2009 consist of the following:

	December 31,	June 30,
	2009	2009

Software	$22,526	$16,049
Well-known trademark	83,619	83,505
High-tech patent	11,554,158	11,538,406
Subtotal	11,660,303	11,637,960
Less: accumulated amortization	851,482	301,982

Total	$10,808,821	$11,335,978

Amortization expense for the three months ended December 31, 2009 and 2008 was $288,022 and $765, respectively. Amortization expense for the six months ended December 31, 2009 and 2008 was $548,864 and $1,530, respectively.

Note 10 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2009 and June 30, 2009 consist of the following:

	December 31,	June 30,
	2009	2009

Accounts payable	$2,266,912	$527,142
Accrued expenses	22,917	132,000

Total	$2,289,829	$659,142

The carrying value of accounts payable and accrued expenses approximates fair value due to the short-term nature of these obligations.

Note 11 – Short-Term Bank Loans

Short-term bank loans consist of the following:

	December 31,	June 30,
	2009	2009

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

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Unaudited)

Note 11 – Short-Term Bank Loans (continued)

	December 31,	June 30,
	2009	2009

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

On December 24, 2008, the Company obtained a loan from Shanghai Pudong
Development Bank, of which the principal was paid in full by December 24,
2009. The interest was calculated using an annual fixed interest rate of 6.138%
and paid quarterly. The loan was guaranteed by a third party. The guaranty was
released upon the full repayment of the loan.	$-	$1,465,000

On May 6, 2009, the Company obtained a loan from China Merchants Bank, of which the principal was paid in full by October 30, 2009. The interest was calculated using an annual fixed interest rate of 5.841% and paid monthly.
The loan was secured by a lien on the Company’s property and equipment.
The lien was released upon the full repayment of the loan.	$-	$2,930,000

On September 16, 2009, the Company obtained a loan from Harbin Bank, of which the principal is to be paid in full by September 15, 2010. The interest is calculated using an annual fixed interest rate of 6.372% and paid monthly.
The loan is secured by a lien on the Company’s property and equipment.	$2,934,000	$-

On October 30, 2009, the Company obtained a loan from Bank of Dalian, of which the principal is to be paid in full by October 29, 2010. The interest is calculated using an annual fixed interest rate of 6.903% and paid monthly.
The loan is guaranteed by a third party.	$2,347,200	$-

Total	$5,281,200	$8,057,500

Note 12 – Long-Term Bank Loans

In November 2006, the Company obtained a loan from Construction Bank of China for the purchase of property. As per the terms of the loan agreement, the loan will mature in November 2011. The interest rate is to be adjusted every twelve months. As of December 31, 2009 and June 30, 2009, the outstanding loan balance was $5,477,778 and $5,470,310, respectively. The annual interest rate for the first and the second year was fixed at 8.6879% and 7.50312%, respectively. The current interest rate is 6.947%.

On November 2, 2009, Dalian Befut entered into a Loan Agreement (the “Loan Agreement”) with the PRC National Development Bank Joint Equity Corporation (“NDB”) pursuant to which Dalian Befut borrowed RMB100,000,000 (approximately $14,670,000) from NDB (the “Loan”). Dalian Befut received the first tranche of the proceeds from the Loan at the amount of RMB70,000,000 (approximately $10,269,000) on November 9, 2009 and the second tranche of the proceeds from the Loan at the amount of RMB30,000,000 (approximately $4,401,000) on December 28, 2009. The term of the Loan is seven years, maturing on November 1, 2016. The interest rate will be a variable rate equal to 5% per annum above the floating base interest for loans of the same term promulgated by the PRC’s central bank, China People’s Bank. The Loan was designated to finance the construction of Dalian Befut’s planned specialty cable production lines with a production capacity of 15,000 tons. The Loan was secured by, among other liens, a first priority lien on the Dalian Befut’s land use right and its building property ownership and guaranteed by, among other guarantees, Mr. Cao, and Mr. Li, Dalian Befut’s two major shareholders.

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Unaudited)

Note 13 – Earnings Per Share

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

	For the Three Months Ended December 31,
	2009	2008

Net income	$994,144	$959,048

Weighted average common shares
(denominator for basic earnings per share)	29,511,277	29,488,341

Effect of dilutive securities:
Convertible notes	769,255	-

Weighted average common shares
(denominator for diluted earnings per share)	30,280,532	29,488,341

Basic earnings per share	$0.03	$0.03
Diluted earnings per share	$0.03	$0.03

	For the Six Months Ended December 31,
	2009	2008

Net income	$1,684,467	$1,853,738

Weighted average common shares
(denominator for basic earnings per share)	29,511,277	29,488,341

Effect of dilutive securities:
Convertible notes	769,255	-

Weighted average common shares
(denominator for diluted earnings per share)	30,280,532	29,488,341

Basic earnings per share	$0.06	$0.06
Diluted earnings per share	$0.06	$0.06

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Unaudited)

Note 14 – Stockholders’ Equity And Related Financing Agreements

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

Note 15 – Income Taxes

The Company is a Nevada corporation and conducts all of its business through its Chinese subsidiary and its affiliated Chinese operating companies. All business is conducted in PRC. As the U.S. holding company has not recorded any income for the six months ended December 31, 2009 and 2008, there was no provision or benefit for U.S. income tax purpose.

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

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the PRC (the New CIT Law), which is effective from January 1, 2008. Under the new law, the corporate income tax rate applicable to all Companies, both domestic and foreign-invested companies, is 25%, replacing the previous applicable tax rate of 33%. For the six months ended December 31, 2009, the income tax provision by the Company was $585,723.

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

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Unaudited)

Note 17 – Risk Factors

For the six months ended December 31, 2009 and 2008, two vendors accounted for approximately 56.19% and 60.35% of the Company’s raw materials, respectively. Purchases from these vendors were $6,524,876 and $6,672,275 for the six months ended December 31, 2009 and 2008, respectively.

For the six months ended December 31, 2009, five customers accounted for approximately 44.01% of the Company’s total sales. Sales to these customers amounted to $5,550,159. For the six months ended December 31, 2008, three customers accounted for approximately 44.80% of the Company’s total sales. Sales to these customers amounted to $4,876,163.

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

Note 18 – Concentrations of Credit Risk

Financial instruments which potentially subject the Company to credit risk consist principally of cash on deposit with financial institutions. Management believes that the financial institutions that hold the Company’s cash and cash equivalents are financially sound and minimal credit risk exists with respect to these investments.

Note 19 – Supplemental Cash Flow Disclosures

The following is supplemental information relating to the consolidated statements of cash flows:

	Six Months Ended December 31,
	2009	2008

Cash paid for interest	$137,504	$280,162
Cash paid for income taxes	$-	$102,407

Note 20 – Subsequent Events

In January 2010, Dalian Befut contributed approximately $2,000,000 additional capital to Befut Zhong Xing, a joint venture with a third party individual, and obtained a total of 73.5% interest in the joint venture after the increased capital contribution. The initial contribution was made in July 2009 when Dalian Befut obtained 70% interest in the joint venture.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those financial statements appearing elsewhere in this report.

Certain statements in this report constitute “forward-looking statements”. Such forward-looking statements include statements, which involve risks and uncertainties, regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industries, (d) our future financing plans, and (e) our anticipated needs for, and use of, working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plan,” “potential,” “project,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” or the negative of these words or other variations on these words or comparable terminology. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks and matters described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Unless the context indicates otherwise, as used in the following discussion, the words “Company”, “we,” “us,” and “our,” each refer to (i) Befut International Co., Ltd. (f/k/a Frezer, Inc.) (the “Public Company”), a corporation incorporated in the State of Nevada; (ii) BEFUT Corporation, a corporation incorporated in the State of Nevada (“Befut Nevada”); (ii) Hongkong BEFUT Co., Ltd. (“Befut Hongkong”), a wholly-owned subsidiary of Befut Nevada incorporated under the laws of Hong Kong; (iii) Befut Electric (Dalian) Co., Ltd. (“WFOE”), a corporation organized under the laws of the People’s Republic of China (the “PRC”), a wholly-owned subsidiary of Befut Hongkong; (vi) Dalian Befut Wire and Cable Manufacturing Co., Ltd. (“Dalian Befut”), a corporation incorporated under the laws of the PRC, which is controlled by Dalian Befut through a series of agreements; (vii) Dalian Marine Cable Co., Ltd., a corporation that is 86.6% owned by Dalian Befut. (“Befut Marine”) and (viii) Dalian Befut Zhong Xing Switch Co., Ltd., a corporation that is 70% owned by Dalian Befut (“Befut Zhong Xing”).

Unless the context otherwise requires, all references to (i)  “PRC” and “China” are to the People’s Republic of China or mainland China; (ii) “U.S. dollar,” “$” and “US$” are to United States dollars; and (iii) “RMB”, “Yuan” and Renminbi are to the currency of PRC or China.

Overview

We believe we are one of the largest developers, manufacturers and distributors of cable and wire in northeastern China. We are engaged in the production of traditional cables, including metallurgy, electric power system cables, and specialty cables, including marine cable, mine specialty cable, nuclear cable, and petrochemical cable. We also have the technical capability for the production of large-scale submarine cable, a segment with significantly higher profit margins, and locomotive cable, a segment with both large profit margins and high demand.

On July 1, 2009, Dalian Befut formed Befut Zhong Xing by investing approximately $100,000 (RMB 700,000) for a 70% equity interest in the new entity. Befut Zhong Xing is engaged in production of electric switches and switch boxes. We are seeing strong demand from many of our existing cable and wire customers for electric switches. Befut Zhong Xing utilizes advanced technology and employs a number of China’s experts in the electrical switch field. In January 2010, we invested approximately an additional $2,000,000 (RMB 14,000,000) into Befut Zhong Xing and now own 73.5% of its equity. We anticipate that Befut Zhong Xing may generate approximately 10% to 15% of our total revenue in 2010.

We believe our location provides our business with geographic advantages. Our headquarters and major facilities of business are located in the area of Dalian, the most important industry and business center in Northeastern China. Northeastern China is an optimal region for developing mining and oil industries due to its rich mineral reserves. Dalian is an ice-free port and a historic capital shipyard in China and, therefore, is an ideal place for development of our marine cables.

Currently the Hongyan River Nuclear Power Station, a $6 billion project, is under construction near Dalian as part of China’s recent nuclear power development initiative. Dalian Befut provided approximately $600,000 of cable and wire products to the Hongyan River Nuclear Power Station in 2009. Dalian Befut is the only provider of low-voltage products among the existing three suppliers of the project. Among the nine domestic cable and wire suppliers eligible for providing products to nuclear stations in China today, we are the only one located in Northeastern China.

We have been repositioning our Company from being a traditional cable manufacturer to a specialty cable supplier. Specialty cable typically has much higher gross margins, ranging from 25% to 45%, while traditional cable has a gross profit margin below 15%.

Copper is our primary raw material. The pricing volatility of copper, a primary cause of cost variations in our products, does not materially affect our dollar earnings. Following the industry common practice, we generally pass the cost of price changes in our raw materials to our customers. As a result, the impact on earnings per share from volatile raw material prices is minimal.

We are creating shareholder value by:

•	Focusing on new, higher-margin products, applications and markets;
•	Investing in infrastructure to expand our manufacturing capacity and strengthening our research and development to deliver high quality, high end products;

•	Improving business processes throughout the Company by focusing on key performance indicators and operational excellence to keep pace with our high rate of growth;
•	Strategically hiring personnel with a wide range of talents to improve the effectiveness of our management processes;
•	Protecting and enhancing our Sanyuan brand; and
•	Clearly communicating with investors in public and private markets.

We also seek opportunities for acquisitions that can expand the overall growth and scope of our business more rapidly.

Highlights for the quarter ended December 31, 2009 include:

•	Basic EPS of $0.03 for the three months ended December 31, 2009.
•	Gross margin increased 331 basis points, from 23.2% of revenue to 26.5% of revenue as compared with the same period in 2008.
•	Generated approximately $1.38 million in cash from our main business operating activities.
•	Successfully obtained a long-term bank loan of $14.6 million for our future business growth.

Current Business Environment and Economic Outlook

Management is encouraged by recent positive trends indicating that the global economy is steadily recovering, especially in China. China’s GDP growth for the quarter ended December 31, 2009 was 10.7%, according to the National Bureau of Statistics of China. We have seen significant improvement in industries relating to our business, such as mining, energy, infrastructure, transportation and telecommunication. We believe that the following trends will provide us with opportunities to attract new business and increase profitability:

•	A Chinese government stimulus package focusing on infrastructure, transportation, telecommunication and power grid building;
•	Continued large demand for energy worldwide, especially in China, in the coal, oil and gas, and new energy sectors;
•	A Chinese government initiative to rapidly build nuclear power stations nationwide;
•	The global economic recovery, which stimulates the need for transportation and positively impacts the shipyard and automotive industries.

Recent Developments

During the quarter ended December 31, 2009, we received an aggregate of approximately $14.64 million from the PRC National Development Bank Joint Equity Corporation. $8,451,964 of the net proceeds was used to purchase new production lines. The balance will be used either to pay construction costs relating to our Changxing Island facility or for working capital.

In November 2009, we completed the first phase of the construction of a manufacturing plant in the industrial zone on Changxing Island (“Changxing Island Phase I Construction”), which includes 45,000 square meters of construction space on a 65,000 square meters parcel of land. We began to move our workers and equipment into the new facilities during the quarter ended December 31, 2009, and have commenced operations there. We expect our production capacity could be increased from $30 million per year to $200 million per year in three years. We have obtained land use rights to a land of 85,000 square meters of property for the second phase of construction (“Changxing Island Phase II Construction”). We plan to commence our Changxing Island Project Phase II Construction when our Changxing Island Project Phase I Construction reaches full capacity in approximately three years or when we identify an appropriate strategic partner, whichever comes earlier. The main purpose of Phase II Construction is to expand our production capacity for specialty cable by introducing strategic alliances and integrating technology and industrial resources in order to make Dalian Befut the most competitive specialty cable producer in China and to compete in the international cable market. After the completion of both phases, we expect the Changxing Island plant to occupy 150,000 square meters total, with 87,000 square meters of building construction.

Results of Operations

Three months and six months ended December 31, 2009 compared to the three months and six months ended December 31, 2008.

All numbers in thousands	Three months ended by		Change in	Six months ended by		Change in
Except % numbers	Dec. 31,09	Dec. 31, 08%		Dec. 31, 09	Dec. 31, 08%

Sales	$7,126	$5,597	27	$12,610	$10,884	16
Cost of sales	$5,235	$4,298	21	$9,098	$8,262	10
Gross profit	$1,891	$1,300	46	$3,512	$2,622	34
Total operating expenses	$457	$346	32	$1,067	$581	84
Total Other income/(expenses)	$(104)	$35	(403)	$(180)	$(86)	(110)
Net income	$994	$959	4	$1,684	$1,853	(9)

THREE MONTHS ENDED DECEMBER 31, 2009 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2008

Sales

Our sales for the three months ended December 31, 2009 were $7,126,044, an increase of $1,528,724, or 27.3%, as compared to the three months ended December 31, 2008. The increase was primarily due to increased customer demand, especially in the mining, oil and gas and shipyard industries, as the Chinese economic environment steadily recovers.

For the three months ended December 31, 2009, our sales of specialty cable including mining cable, marine cable and oil and gas cable, as a percentage of total sales increased significantly to 63% from 33% in the three months ended December 31, 2008. We continue to pursue our strategy of focusing on manufacturing higher-gross margin specialty cable over traditional cable.

Cost of Sales

Cost of sales is primarily comprised of the cost of raw materials used in the production of our cable products, direct labor and manufacturing overhead expenses. Our cost of sales for the three months ended December 31, 2009 was $5,235,323, an increase of $937,742, or 21.8%, as compared to the three months ended December 31, 2008. The percentage of our increase in cost of sales, 21.8%, was much lower than that of the increase in sales, 27.3% because we were able to reduce the cost by producing higher-gross margin specialty cable products.

Gross Profit

Gross profit for the three months ended December 31, 2009 was $1,890,721, an increase of $590,982, or 45.5%, as compared to the three months ended December 31, 2008. Gross profit as a percentage of sales was 26.5% for the three months ended December 31, 2009, as compared to 23.2% for the three months ended December 31, 2008. This was due to the shift in our product mix toward higher sales of specialty cable products such as marine cables and mining cables, which have gross profit margins ranging from 25% to 45%.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of salaries and bonuses for sales personnel, advertising and promotion expenses, freight charges, related compensation and professional fees, and amortization expenses. Selling expenses were $14,828 in the three months ended December 31, 2009, as compared to $136,265 in the three months ended December 31, 2008, a decrease of $121,437, or 89.1%. The decrease was primarily attributable to our less spending on advertising and promotion of our products based on our assessment of the market condition. General and administrative expenses were $442,264 for the three months ended December 31, 2009, an increase of $232,244, or 110.6%, as compared to the three months ended December 31, 2008. Such increase was primarily due to the amortization expense of $288,022 related to intangible assets we acquired in the third and fourth quarters of fiscal 2009.

Income from Operations

Our operating income was $1,433,629 for the three months ended December 31, 2009, an increase of $480,175, or 50.0% as compared to $953,454 for the three months ended December 31, 2008. This increase was primarily a result of the significant increase in gross profit of our main business, partially offset by an increase in general and administrative expenses related to the amortization of the intangible assets acquired in the third and fourth quarters of fiscal 2009.

Government Subsidy

In the three months ended December 31, 2009 we received a subsidy in the amount of $304,704 as compared to a subsidy of $100,833 in the three months ended December 31, 2008. The subsidy is a reward for our “Sanyuan” brand’s selection as a China “Famous Brand”. Our status as a China Famous Brand was determined through a formal process either by the Industrial and Commercial Bureau or by Jurisdiction and based on several factors including the scope, length and records of brand usage.

This subsidy is determined by the local government on a yearly basis and no assurances can be given that we will continue to receive the subsidy.

Interest Expenses

Interest expense was $5,195 for the three months ended December 31, 2009, a decrease of $116,835, or  95.7%, as compared to $122,030 for the three months ended December 31, 2008, primarily due to the refinancing of debt from short-term to long-term at a lower initial interest rate.

Other expense

Other expenses were $403,138 for the three months ended December 31, 2009, an increase of $458,889, or 82.3% as compared to other income of $55,751 for the three months ended December 31, 2008, which is primarily attributable to increasing borrowing expense.

Income Taxes

Our business operations were conducted solely by our subsidiaries incorporated in the PRC and we were governed by the PRC Enterprise Income Tax Laws. China enterprise income tax is calculated based on taxable income determined under Chinese GAAP. In accordance with the PRC Income Tax Laws, a Chinese domestic company is subject to taxes, including but not limited to: (i) enterprise income tax rate of 25% effective from January 1, 2008; and (ii) value added tax at the rate of 17% for most of the goods sold.

Provision for income taxes was $336,819 for the three months ended December 31, 2009, an increase of $307,135, or 1034%, compared to $29,684 for the three months ended December 31, 2008. This increase was primarily due to the fact that Dalian Befut was subject to a full 25% income tax rate in the three months ended December 31, 2009 while it paid a lower percentage of income tax in the corresponding period ended December 31, 2008.

Net Income

Net income for the three months ended December 31, 2009 was $994,144, an increase of $35,096, or 3.6%, as compared to net income of $959,048 for the three months ended December 31, 2008. The increase was mainly attributable to a $590,982 increase in gross profit, which was partially offset by an increase in general and administrative expenses of $232,244 and an increase in provision for income taxes of $307,135.

SIX MONTHS ENDED DECEMBER 31, 2009 COMPARED WITH SIX MONTHS ENDED DECEMBER 31, 2008

Sales

Our sales for the six months ended December 31, 2009 were $12,609,703, an increase of $1,726,163, or 15.9%, as compared to the six months ended December 31, 2008. The increase was primarily due to stronger customer demand, especially in mining, oil and gas and shipyard industries, as the China economic environment steadily recovers.

For the six months ended December 31, 2009, our sales of specialty cable including mining cable, marine cable and oil and gas cable, as a percentage of total sales increased significantly to 62%, up from 36% in the six months ended December 31, 2008. We continue to pursue our strategy to manufacture more high-margin specialty cables than traditional cables.

Cost of Sales

Cost of sales is primarily comprised of the cost of raw materials used in the production of our cable products, direct labor and manufacturing overhead expenses. Our cost of sales for the six months ended December 31, 2009 was $9,098,097, an increase of $836,550, or 10.1%, as compared to the six months ended December 31, 2008. The percentage of our increase in cost of sales, 10.1%, was lower than that of the increase in sales, 15.9%. We were able to reduce the cost by producing higher-gross margin specialty cable products.

Gross Profit

Gross profit for the six months ended December 31, 2009 was $3,511,606, an increase of $889,613, or 33.9%, as compared to the six months ended December 31, 2008. Gross profit as a percentage of sales was 27.8% for the six months ended December 31, 2009, as compared to 24.0% for the six months ended December 31, 2008. This was due to the shift in our product mix toward higher sales of specialty cable products such as marine cables and mining cables, which have gross profit margins ranging from 25% to 45%.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of salaries and bonuses for sales personnel, advertising and promotion expenses, freight charges, related compensation and professional fees, and amortization expenses. Selling expenses were $36,701 in the six months ended December 31, 2009 as compared to $166,616 in the six months ended December 31, 2008, a decrease of $129,915, or 77.9%. The decrease was primarily attributable to our less spending on advertising and promotion of our products based on our assessment of the market condition. General and administrative expenses were $1,030,549 for the six months ended December 31, 2009, an increase of $616,442, or 148.8%, as compared to the six months ended December 31, 2008. This increase was primarily due to the amortization expense of $548,864 related to intangible assets we acquired in the third and fourth quarters of fiscal 2009.

Income from Operations

Our operating income was $2,444,356 for the six months ended December 31, 2009, an increase of $403,086, or 19.7% as compared to $2,041,270 for the six months ended December 31, 2008, primarily a result of the significant increase in gross profit of our main business, partially offset by an increase in general and administrative expenses related to the amortization of the intangible assets acquired in the third and fourth quarters of fiscal 2009.

Government Subsidy

In the six months ended December 31, 2009 we received a subsidy in the amount of $354,658 as compared to a subsidy of $159,903 in the six months ended December 31, 2008. The majority of the subsidy was in recognition of our brand “Sanyuan” as a China “Famous Brand”. Our status as a China Famous Brand was determined through a formal process [either by the Industrial and Commercial Bureau or by Jurisdiction] based on several factors, including scope, length and records of brand usage.

This subsidy is determined by the local government on a yearly basis and no assurances can be given that we will continue to receive the subsidy.

Interest expense

Interest expense was $137,504 for the six months ended December 31, 2009, a decrease of $142,658, or 50.9% as compared to $280,162 for the six months ended December 31, 2008, primarily due to the refinancing of debt from short-term to long-term at a lower initial interest rate.

Other Expenses

Other expenses were $397,441 for the six months ended December 31, 2009, an increase of $431,771, or 125.8%, as compared to other income of $34,330 for the six months ended December 31, 2008, primarily a result of a borrowing expense.

Income Taxes

Our business operations were conducted solely by our subsidiaries incorporated in the PRC and we were governed by the PRC Enterprise Income Tax Laws. China enterprise income tax is calculated based on taxable income determined under Chinese GAAP. In accordance with the PRC Income Tax Laws, a Chinese domestic company is subject to taxes, including but not limited to: (i) enterprise income tax rate of 25% effective from January 1, 2008; and (ii) value added tax at the rate of 17% for most of the goods sold.

Provision for income taxes was $585,723 for the six months ended December 31, 2009, an increase of $483,316, or 471.9% as compared to $102,407 for the six months ended December 31, 2008. Such increase was primarily due to the fact that Dalian Befut was subject to a full 25% income tax rate in the three months ended December 31, 2009, while it paid income tax at a lesser ratio in the corresponding period ended December 31, 2008.

Net Income

Net income for the six months ended December 31, 2009 was $1,684,467, a decrease of $169,271, or 9.1%, as compared to net income of $1,853,738 for the six months ended December 31, 2008. The decrease was mainly due to a $889,613 increase in gross profit, which was offset by an increase in general and administrative expenses of $616,442 and an increase in provision for income taxes of $483,316.

Liquidity and Capital Resources

Selected Measures of Liquidity and Capital Resources

The following table sets forth certain relevant measures regarding our liquidity and capital resources:

(dollars in thousands, except ratios)	December 31, 2009	June 30, 2009

Cash and cash equivalents and restricted cash	$5,386	$796

Working capital	$23,119	$10,033

Ratio of current assets to current liabilities	2.8:1	1.8:1

Our $13.1 million increase in working capital from December 31, 2009 to June 30, 2009 was primarily due to the increase of $5.2 million cash for working capital and the $8.1 million advance payment for purchasing new, upgraded, multiple production lines for specialty cable manufacturing.

Cash Flows

We had a net increase of $4,589,592 in cash, cash equivalents and restricted cash from June 30, 2009 to December 31, 2009, as compared to a net increase of $1,031,807 between June 30, 2008 and December 31, 2008, respectively.  The following table summarizes such changes:

	For the Six Months Ended
	December 31,	December 31,
(dollars in thousands)	2009	2008
Net cash provided by operating activities	$1,092	$493
Net cash used in investing activities	$10,529	$2,546
Net cash provided by/(used in) financing activities	$14,032	$3,080
Net increase in cash and cash equivalents and restricted cash	$4,589	$1,031

We have historically financed our operations and capital expenditures principally through cash provided by operations and bank loans. Our management believes that we have sufficient cash, along with projected cash to be generated from operations to support our current operations for the next twelve months. We believe our cash position is strong and sufficient to meet our anticipated working capital needs.

Operating Activities

During the six months ended December 31, 2009, net cash provided by operating activities was $1,091,519, as compared to $493,442 in the six months ended December 31, 2008. We generated positive cash flows from our main operating activities and support organic growth of our business.

Investing Activities

During the six-months ended December 31, 2009, we used net cash in investing activities of $10,529,764, an increase of $7,983,441 as compared to net cash of $2,546,353 provided by investing activities for the six months ended December 31, 2008. This increase was primarily due to a $5.4 million increase in advance payment for fixed assets of new production lines and a $2 million increase in construction in progress. We successfully completed our Changxing Island Phase I Construction and equipped multiple new production lines in the new facilities.

Financing Activities

During the six months ended December 31, 2009, net cash provided by financing activities was $14,032,206, an increase of $10,951,319, as compared to net cash of $3,080,887 provided by financing activities in the six months ended December 31, 2008. This increase principally reflects the proceeds of a long-term bank loan of approximately $14.6 million after repayment of short-term bank loans of approximately $2.8 million in the six months ended December 31, 2009, as compared to additional borrowings of approximately $3.1 million in the six months ended December 31, 2008.

Financial Obligations

As of December 31, 2009, our outstanding loans were as follows:

Creditors	Loan Amount	Interest Rate	Term	Maturity Date

Harbin Bank	$2,934,000	6.372%	1 year	09/15/10

Bank of Dalian	$2,347,200	6.903%	1 year	10/29/10

Construction Bank of China	$5,477,778	6.624%	5 years	11/01/11

National Development Bank	$14,670,000	6.237%	7 years	11/01/16

Accounts Receivable

The balance of accounts receivable was $8,625,800, net of allowance for doubtful accounts of $20,250, as of December 31, 2009, as compared to $8,560,592, net of allowance for doubtful accounts of $20,222, as of December 31, 2008.

Inventories

Inventories consisted of the following as of December 31, 2009 and 2008, respectively:

(dollars)	December 31, 2009	December 31, 2008
Category
Raw materials	$1,426,328	$400,343
Work-in-process	60,786	60,703
Finished goods	869,673	892,486
Total inventories	$2,356,787	$1,353,532

We had total inventory of $2,356,787 as of December 31, 2009, an increase of $1,003,255, or 74.1%, as compared to inventory of $1,353,532 as of December 31, 2008. This increase was primarily due to the increases in purchases of raw material to meet anticipated higher customer demand for our products.

Loan to Unrelated Parties

We had a net decrease of $1,512,669, or 21.7%, in loans to unrelated parties as of December 31, 2009 compared as June 30, 2009.

Property and Equipment

We had a net increase of approximately $3.9 million in property and equipment as of December 31, 2009 as compared to June 30, 2009, which was primarily due to an increase of approximately $1.5 million for the purchase of new cable production equipment and an increase of approximately $2.5 million construction cost to complete the Changxing Island Phase I Construction.

Advance Payments

We had a net increase of $8,213,650 in advance payments as of December 31, 2009, as compared to June 30, 2009, which was mainly due to a $7,809,292 in equipment, which we acquired with a portion of the proceeds of our $14.6 million long-term bank loan.

Off-Balance Sheet Arrangements

At December 31, 2009, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Use of Estimates

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended June 30, 2009 for disclosure regarding our critical accounting policies and estimates. The interim financial statements follow the same accounting policies and methods of computation as those for the year ended June 30, 2009.  There were no new accounting policies and estimates during the period ended December 31, 2009 affecting the Company.

Item 4T.	Controls and Procedures

(a)          Evaluation of disclosure controls and procedures. At the conclusion of the period ended December 31, 2009 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

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

BEFUT INTERNATIONAL CO., LTD.

Date: February 12, 2010	By:	/s/Hongbo Cao
Name: Hongbo Cao
Title: President and Chief Executive Officer
(principal executive officer)

Date: February 12, 2010	By:	/s/ Mei Yu
Name: Mei Yu
Title: Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

No.	Description

10.1 – Loan Agreement dated November 2, 2009 by and between PRC National Development Bank Joint Equity Corporation (“NDB”) and Dalian Befut Wire & Cable Manufacturing Co., Ltd. (“Dalian Befut”) pursuant to which Dalian Befut borrowed RMB 100,000,000 (approximately $14,640,000) from NDB.

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