Form 10-Q
period 2010-03-31
BEFUT International Co., Ltd.
filed 2010-05-14
CIK 1328888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________

Commission File Number 000-51336

BEFUT INTERNATIONAL CO., LTD.
(Exact name of registrant as specified in its charter)

Nevada	20-2777600
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

27th Floor, Liangjiu International Tower,
No. 5, Heyi Street, Xigang District, Dalian City, China     116011
 (Address of principal executive offices)      (Zip Code)

86 0411-8367-0755
 (Issuer's telephone number, including area code)

No. 90-1 Hongji Street, Xigang District Dalian City,
Liaoning Province, _People’s Republic of China                    116011
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 29,512,784 shares of Common Stock, $.001 par value, were outstanding as of May 12, 2010.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

BEFUT INTERNATIONAL CO., LTD.

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010 AND 2009

(UNAUDITED)

BEFUT INTERNATIONAL CO., LTD.
Consolidated Financial Statements
March 31, 2010 And 2009
(Unaudited)

Table of Contents

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
BEFUT International Co., Ltd.

We have reviewed the accompanying consolidated balance sheet of BEFUT International Co., Ltd. (the “Company”) as of March 31, 2010, and the related consolidated statements of operations and comprehensive income for the three months and nine months ended March 31, 2010 and 2009, and cash flows for the nine months ended March 31, 2010 and 2009. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of BEFUT International Co., Ltd. as of June 30, 2009, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated September 24, 2009, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2009, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Patrizio & Zhao, LLC
Parsippany, New Jersey
May 11, 2010

BEFUT INTERNATIONAL CO., LTD.
Consolidated Balance Sheets
	March 31,	June 30,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,415,557	$210,301
Restricted cash	-	586,000
Accounts receivable, net of allowance for doubtful accounts of $20,241 and $20,222 at March 31, 2010 and June 30, 2009, respectively	13,085,108	8,560,592
Inventory	2,099,599	1,353,532
Loans to unrelated parties	5,730,326	6,955,623
Bank loan security deposits	1,416,389	733,233
Advance payments	9,240,763	866,868
Advance payments – R & D	2,804,904	2,956,370
Other current assets	1,056,235	273,391
Total current assets	36,848,881	22,495,910

Property and equipment, net	22,889,543	18,646,274

Other assets:
Intangibles, net	10,520,735	11,335,978
Long-term investment	-	2,930
Total other assets	10,520,735	11,338,908

Total assets	$70,259,159	$52,481,092

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$6,533,708	$659,142
Short-term bank loans	5,281,200	8,057,500
Current portion of long-term bank loans	293,400	-
Convertible notes payable	130,000	500,000
Trade notes payable	-	1,172,000
Loans from unrelated parties	2,924,508	249,050
Advances from customers	663,253	372,417
Income tax payable	1,671,344	777,497
Other taxes payable	-	37,975
Other current liabilities	701,359	636,514
Total current liabilities	18,198,772	12,462,095

Long-term bank loans	14,376,600	5,470,310

Total liabilities	32,575,372	17,932,405

Equity
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 29,512,784 and 29,488,341 shares issued and outstanding at March 31, 2010 and June 30, 2009, respectively	29,513	29,488
Additional paid-in capital	21,708,250	21,708,275
Statutory reserve	729,135	729,135
Retained earnings	12,126,112	9,750,035
Accumulated other comprehensive income	2,004,788	1,956,623
Total stockholders’ equity	36,597,798	34,173,556
`
Noncontrolling interest	1,085,989	375,131

Total equity	37,683,787	34,548,687

Total liabilities and equity	$70,259,159	$52,481,092

The accompanying notes are an integral part of these consolidated financial statements.

BEFUT INTERNATIONAL CO., LTD.

Consolidated Statements of Operations and Other Comprehensive Income
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Sales	$6,708,410	$2,299,475	$19,318,113	$13,183,015

Cost of sales	5,002,973	1,738,983	14,101,070	10,000,530

Gross profit	1,705,437	560,492	5,217,043	3,182,485

Operating expenses:
Selling expenses	11,300	14,211	48,001	180,827
General and administrative expenses	731,346	326,198	1,761,895	740,305
Total operating expenses	742,646	340,409	1,809,896	921,132

Income from operations	962,791	220,083	3,407,147	2,261,353

Other income (expenses):
Government subsidy income	331,138	-	685,796	159,925
Interest expense, net	(359,567)	(112,397)	(497,071)	(392,559)
Other income (expenses)	2,930	(38,658)	(394,511)	(4,335)
Total other income (expenses)	(25,499)	(151,055)	(205,786)	(236,969)

Income before provision for income tax	937,292	69,028	3,201,361	2,024,384

Provision for income tax	306,698	43,554	892,421	145,976

Net income before noncontrolling interest	630,594	25,474	2,308,940	1,878,408

Less: net loss attributable to noncontrolling interest	(61,016)	(10,278)	(67,137)	(11,082)

Net income attributable to BEFUT	691,610	35,752	2,376,077	1,889,490

Other comprehensive income
Foreign currency translation adjustment	95	(104,386)	48,165	62,211

Comprehensive income (loss)	$691,705	$(68,634)	$2,424,242	$1,951,701

Basic earnings per share	$0.03	$0.00	$0.08	$0.06
Diluted earnings per share	$0.02	$0.00	$0.08	$0.06

Weighted average number of common shares outstanding:
Basic	29,512,784	29,488,341	29,512,784	29,488,341
Diluted	30,155,539	29,488,341	30,240,336	29,488,341

The accompanying notes are an integral part of these consolidated financial statements.

BEFUT INTERNATIONAL CO., LTD.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net Income	$2,376,077	$1,889,490
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,087,427	196,298
Noncontrolling interest	(67,137)	(11,082)
Changes in current assets and current liabilities:
Accounts receivable	(4,510,985)	(670,925)
Inventory	(743,916)	(652,768)
Advance payments	(7,726,696)	(42,212)
Advance payment - R&D	155,438	-
Other current assets	(815,103)	84,173
Accounts payable and accrued expenses	5,871,576	(89,011)
Trade notes payable	(1,173,120)	1,171,600
Advances from customers	290,209	413,093
Income tax payable	892,421	-
Other taxes payable	(37,983)	54,941
Other current liabilities	59,082	988,920
Total adjustments	(6,718,787)	1,443,027

Net cash provided by (used in) operating activities	(4,342,710)	3,332,517

Cash flows from investing activities:
Loans to unrelated parties	1,234,288	(3,986,629)
Advance payment for fixed assets	(642,672)	(1,610,950)
Additions to property and equipment	(2,016,175)	(64,699)
Additions to construction in progress	(2,450,795)	(3,235,176)
Acquisition of intangible assets	(6,453)	-
Long-term investment	2,933	-

Net cash used in investing activities	(3,878,874)	(8,897,454)

Cash flows from financing activities:
Bank loan security deposits	(681,876)	(118,625)
Proceeds (repayment) of short-term bank loans	(2,786,160)	3,441,575
Convertible notes payable	(370,000)	-
Loans from unrelated parties	2,708,908	-
Proceeds (repayment) of long-term bank loans	9,188,462	(316,332)
Additional paid in capital	-	3,233,556
Contributed from minority shareholder	777,192	-

Net cash provided by financing activities	8,836,526	6,240,174

Effect of foreign currency translation on cash	4,314	1,346

Net increase in cash and cash equivalents and restricted cash	619,256	676,583

Cash and cash equivalents and restricted cash – beginning	796,301	353,049

Cash and cash equivalents and restricted cash – ending	$1,415,557	$1,029,632

Supplemental schedule of non cash activities
Other receivable reclassified as loan to third party	$-	$538,462
Contributed intangible assets	$-	$6,253,415

The accompanying notes are an integral part of these consolidated financial statements.

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
March 31, 2010 and 2009
(Unaudited)

Note 1 – Organization and Nature of Business

BEFUT International Co., Ltd., formerly known as Frezer, Inc. (“Frezer”), a former public shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended, was established under the laws of Nevada on May 2, 2005. The accompanying consolidated financial statements include the financial statements of BEFUT International Co., Ltd. and its subsidiaries (collectively, the “Company”). The Company’s primary business is to design and manufacture industrial wires and cables.

On March 13, 2009, Frezer entered into and consummated a series of transactions whereby (a) Frezer acquired 100% of the outstanding shares of common stock of Befut Corporation, a company incorporated in the State of Nevada on January 14, 2009 (“Befut Nevada”), constituting all of the capital stock of Befut Nevada, from Befut International Co. Limited, a British Virgin Islands company (“Befut BVI”) in exchange for the issuance to Befut BVI of an aggregate of 117,768,300 shares of Frezer’s common stock and the cancellation of an aggregate of 2,176,170 shares of Frezer’s common stock and (b) Frezer raised $500,000 in gross proceeds from the sale to four investors of convertible promissory notes of Frezer in the principal amount of $500,000 and warrants to purchase an aggregate of 720,076 shares of Frezer’s common stock. The acquisition was accounted for as a reverse acquisition under the purchase method for business combinations. On June 18, 2009, the Company effectuated a name change from its original name “Frezer, Inc.” to “BEFUT International Co., Ltd.”.

Hong Kong BEFUT Co., Ltd. (“Befut Hong Kong”) was incorporated on September 10, 2008 under the laws of Hong Kong.  Befut Hong Kong is a wholly-owned subsidiary of Befut Nevada.  On February 13, 2009, Befut Hong Kong invested 100% of the registered capital to form Befut Electric (Dalian) Co., Ltd. (“WFOE”), a Chinese company incorporated in the city of Dalian, the People’s Republic of China (the “PRC” or “China”).

On February 16, 2009, WFOE entered into a series of agreements, the purpose of which was to restructure Dalian Befut Wire & Cable Manufacturing Co., Ltd. (“Dalian Befut”) in accordance with applicable PRC law so that it could raise capital and grow its business (the “Restructuring”). Dalian Befut was incorporated on June 13, 2002 under the laws of the PRC. The Restructuring includes the following arrangements: First, WFOE entered into an Original Manufacturer Agreement (the “OEM Agreement”) with Dalian Befut containing the following material provisions: (i) Dalian Befut may not manufacture products for any person or entity other than WFOE without the written consent of WFOE; (ii) WFOE is to provide all raw materials and advance related costs to Dalian Befut, as well as provide design requirements for products to be manufactured; (iii) WFOE is responsible for marketing and distributing the products manufactured by Dalian Befut and will keep all related profits and revenues; and (iv) WFOE has an exclusive right, exercisable in its sole discretion, to purchase all or part of the assets and/or equity of Dalian Befut at mutually agreed price to the extent permitted by applicable PRC law. In addition, on February 16, 2009, WFOE entered into two ancillary agreements with Dalian Befut: (i) an Intellectual Property Rights License Agreement, pursuant to which WFOE shall be permitted to use intellectual property rights such as trademarks, patents and know-how for the marketing and sale of the products manufactured by Dalian Befut; and (ii) a Non-competition Agreement, pursuant to which Dalian Befut shall not compete against WFOE.

On April 14, 2006, Dalian Marine Cable Co., Ltd. (“Dalian Marine Co.”) was incorporated in the PRC by Dalian Befut. Its current shareholders are Dalian Befut (owning 86.6% of the equity interest) and three individual shareholders. The three individuals are also shareholders of Dalian Befut. Dalian Marine Co. is intended to conduct marketing and production of marine cables for Dalian Befut.

On July 1, 2009, Dalian Befut Wire and Cable Manufacturing Company, our captive manufacturer, formed a joint venture under the laws of the PRC, Dalian Befut Zhong Xing Switch Co., Ltd. (“Befut Zhong Xing”), with pre-registered capital of RMB1,000,000. Dalian Befut invested RMB700,000 for its 70% equity interest in Befut Zhong Xing. In January, 2010, Dalian Befut increased its investment capital to RMB14.7 million with intangible assets and raised its equity ownership percentage in Befut Zhong Xing to 73.5%.

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
March 31, 2010 and 2009
(Unaudited)

Note 2 – Summary of Significant Accounting Policies

Basis Of Presentation

The Company’s consolidated financial statements include the accounts of its direct wholly-owned subsidiaries and of its indirect proportionate share of subsidiaries owned by the wholly-owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) applicable to interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

In preparing the accompanying unaudited consolidated financial statements, we evaluated the period from March 31, 2010 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

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

Reclassification

Certain amounts of March 31, 2009 were reclassified for presentation purposes.

Note 3– Accounts Receivable

Trade accounts receivable are stated at original invoice amount less allowance for doubtful receivables based on management’s periodic review of aging of outstanding balances and customer credit history. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

The balance of allowance for doubtful accounts amounted to $20,241 and $20,222 as of March 31, 2010 and June 30, 2009, respectively.

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
March 31, 2010 and 2009
(Unaudited)

Note 4 – Inventory

Inventory at March 31, 2010 and June 30, 2009 consists of the following:

	March 31,	June 30,
	2010	2009

Raw materials	$919,894	$400,343
Work in process	121,311	60,703
Finished goods	1,058,394	892,486

Total	$2,099,599	$1,353,532

Note 5 – Loans to Unrelated Parties

As of March 31, 2010 and June 30, 2009, the Company had outstanding loans to unrelated parties of $5,730,326 and $6,955,623, respectively. These loans represent advances to unrelated parties at an annual interest rate of 50% above the applicable bank interest rate. Interest payments are made semi-annually with principal payments payable on demand, as per the terms of the applicable loan agreement.

Note 6 – Advance Payments

As a common business practice in China, the Company is often required to make advances to certain vendors for inventory, equipment, and construction in progress. The balances outstanding for advances on purchase of inventory amounted to $397,307 and $224,196 as of March 31, 2010 and June 30, 2009, respectively. Additionally, the Company made advances on equipment purchases amounting to   $8,843,456 and $642,672 as of March 31, 2010 and June 30, 2009, respectively.

Note 7 – Advance Payments – Research and Development

As a common business practice in China, the Company is required to make advance payments for goods or services that will be used in future research and development activities. The balance of outstanding advance payments for such activities as of March 31, 2010 and June 30, 2009 was $2,804,904 and $2,956,370, respectively.

Note 8 – Property and Equipment

Property and equipment at March 31, 2010 and June 30, 2009 consists of the following:

	March 31,	June 30,
	2010	2009

Buildings	$1,025,048	$1,019,457
Machinery and equipment	3,541,228	1,663,732
Office equipment and furniture	80,004	57,770
Vehicles	387,832	272,327
Subtotal	5,034,112	3,013,286
Less: Accumulated depreciation	1,334,446	1,082,271
	3,699,666	1,931,015
Add: Construction in progress	19,189,877	16,715,259

Total	$22,889,543	$18,646,274

Depreciation expense for the three months ended March 31, 2010 and 2009 was $80,779 and $66,077, respectively. Depreciation expense for the nine months ended March 31, 2010 and 2009 was $250,595 and $194,002, respectively.

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
March 31, 2010 and 2009
(Unaudited)

Note 9 – Intangible Assets

Intangible assets at March 31, 2010 and June 30, 2009 consist of the following:

	March 31,	June 30,
	2010	2009

Software	$22,526	$16,049
Well-known trademark	83,619	83,505
High-tech patent	11,554,158	11,538,406
Subtotal	11,660,303	11,637,960
Less: accumulated amortization	1,139,568	301,982

Total	$10,520,735	$11,335,978

Amortization expense for the three months ended March 31, 2010 and 2009 was $287,968 and $766, respectively. Amortization expense for the nine months ended March 31, 2010 and 2009 was $836,832 and $2,296, respectively.

Note 10 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at March 31, 2010 and June 30, 2009 consist of the following:

	March 31,	June 30,
	2010	2009

Accounts payable	$6,525,708	$527,142
Accrued expenses	8,000	132,000

Total	$6,533,708	$659,142

The carrying value of accounts payable and accrued expenses approximates fair value due to the short-term nature of these obligations.

Note 11 – Short-Term Bank Loans

Short-term bank loans consist of the following:

	March 31,	June 30,
	2010	2009

On July 31, 2008, the Company obtained a loan from Guangdong Development Bank, of which the principal and interest was paid in full by July 30, 2009. The interest was calculated using an annual fixed interest rate of 9.98% and paid monthly. The loan was guaranteed by a third party. The guaranty was released upon the full repayment of the loan.	$-	$586,000

On August 27, 2008, the Company obtained a loan from Bank of Dalian, of which the principal and interest was paid in full by August 27, 2009. The interest was calculated using an annual fixed interest rate of 10.458% and paid monthly. The loan was secured by a lien on the Company’s property and equipment, inventory and guaranteed by a third party. Upon the repayment in full of the loan, such lien and guaranty were released.	$-	$2,856,750

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
March 31, 2010 and 2009
(Unaudited)

Note 11 – Short-Term Bank Loans (continued)

	March 31,	June 30,
	2009	2009

On November 21, 2008, the Company obtained a loan from Agricultural Bank of China, of which the principal and interest was paid in full by August 20, 2009. The interest was calculated using an annual fixed interest rate of 10.0485% and paid monthly. The loan was secured by a lien on the Company’s property and equipment and guaranteed by a third party. Upon the repayment in full of the loan, such lien and guaranty were released.	$-	$219,750

On December 24, 2008, the Company obtained a loan from Shanghai Pudong Development Bank, of which the principal and interest was paid in full by December 24, 2009 The interest was calculated using an annual fixed interest rate of 6.138% and paid quarterly. The loan was guaranteed by a third party. The guaranty was released upon the full repayment of the loan.	$-	$1,465,000

On May 6, 2009, the Company obtained a loan from China Merchants Bank, of which the principal and interest was paid in full by October 30, 2009. The interest was calculated using an annual fixed interest rate of 5.841% and paid monthly. The loan was secured by a lien on the Company’s property and equipment. The lien was released upon the full repayment of the loan.	$-	$2,930,000

On September 16, 2009, the Company obtained a loan from Harbin Bank, of which the principal is to be paid in full by September 15, 2010. The interest is calculated using an annual fixed interest rate of 6.372% and paid monthly. The loan is secured by a lien on the Company’s property and equipment.	$2,934,000	$-

On October 30, 2009, the Company obtained a loan from Bank of Dalian, of which the principal is to be paid in full by October 29, 2010. The interest is calculated using an annual fixed interest rate of 6.903% and paid monthly. The loan is guaranteed by a third party.	$2,347,200	$-

Total	$5,281,200	$8,057,500

Note 12 – Loans From Unrelated Parties

These loans are based on good-faith, and are unsecured and non-interest bearing. The proceeds from these loans are utilized for working capital. As of March 31, 2010 and June 30, 2009, the Company had outstanding loans from unrelated parties of $2,924,508 and $249,050, respectively.

Note 13 – Long-Term Bank Loans

Long term bank loans at March 31, 2010 and June 30, 2009 consist of the following:

	March 31,	June 30,
	2010	2009
In November 2006, the Company obtained loans from Construction Bank of China, for the purchase of property. As per the terms of the loan agreement, the loan will mature in November 2011. The interest rate is to be adjusted every twelve months. The annual interest rate for the first and the second year was fixed at 8.6879% and 7.50312%, respectively.	$-	$5,470,310

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
March 31, 2010 and 2009
(Unaudited)

Note 13 – Long-Term Bank Loans (continued)

	March 31,	June 30,
	2010	2009

On November 2, 2009, Dalian Befut entered into a Loan Agreement with  the PRC National Development Bank Joint Equity Corporation (“NDB”)  pursuant to which Dalian Befut borrowed RMB100,000,000 (approximately  $14,670,000) from NDB (the “Loan”), The term of the Loan is seven years,  with a maturity date of November 1, 2016. The interest rate is a variable rate  equal to 5% per annum above the floating base interest for loans of the  same term promulgated by the PRC’s central bank, China People’s Bank.  The Loan was designated to finance the construction of Dalian Befut’s  planned specialty cable production lines with a production capacity of 15,000 tons. The Loan was secured by, among other liens, a first priority  lien on Dalian Befut’s land use right and its building property ownership  and guaranteed by, among other guarantees, Mr. Cao, and Mr. Li, Dalian  Befut’s two major shareholders.
	$14,670,000	$-

Total	$14,670,000	$5,470,310

Less: Current portion	293,400	-

Total long-term loans	$14,376,600	$5,470,310

Note 14 – Earnings Per Share

The Company presents earnings per share on a basic and diluted basis. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted average number of shares outstanding plus the dilutive effect of potential securities. All shares and per share data have been adjusted retroactively to reflect the recapitalization of the Company pursuant to the Securities Exchange Agreement with Befut Nevada. On June 18, 2009, the Company effectuated a 1 for 4.07 reverse stock split of the Company’s common stock, and previously reported shares and earnings per share amounts have been recalculated accordingly.

	For the Three Months Ended March 31,
	2010	2009

Net income	$691,610	$35,752

Weighted average common shares (denominator for basic earnings per share)	29,512,784	29,488,341

Effect of dilutive securities:
Convertible notes	642,755	-

Weighted average common shares (denominator for diluted earnings per share)	30,155,539	29,488,341

Basic earnings per share	$0.03	$0.00
Diluted earnings per share	$0.02	$0.00

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
March 31, 2010 and 2009
(Unaudited)

Note 14 – Earnings Per Share (continued)

	For the Nine Months Ended March 31,
	2010	2009

Net income	$2,376,077	$1,889,490

Weighted average common shares (denominator for basic earnings per share)	29,512,784	29,488,341

Effect of dilutive securities:
Convertible notes	727,522	-

Weighted average common shares (denominator for diluted earnings per share)	30,240,336	29,488,341

Basic earnings per share	$0.08	$0.06
Diluted earnings per share	$0.08	$0.06

Note 15 – Stockholders’ Equity And Related Financing Agreements

On March 13, 2009, as part of the reverse merger transaction, Frezer acquired, from Befut BVI, 100% of the outstanding shares of common stock of Befut Nevada. In exchange, Befut BVI was issued 117,768,300 shares of Frezer’s common stock, under a Share Exchange Agreement (“SEA”) pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended, for issuances not involving a public offering. As a result of the transaction, Befut Nevada became a wholly-owned subsidiary of Frezer.

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

In accordance with the Purchase Agreement, the Company issued securities consisting of: (i) 3,130,869 shares of Frezer’s common stock $0.001 par value per share in connection with the private financing; (ii) Five (5) year warrants to purchase 720,076 shares of Frezer common stock at an initial exercise price of $0.1916 per share.

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

Note 16 – Income Taxes

The Company is a Nevada corporation and conducts all of its business through its Chinese subsidiary and its affiliated Chinese operating companies. All business is conducted in PRC. As the U.S. holding company has not recorded any income for the nine months ended March 31, 2010 and 2009, there was no provision or benefit for U.S. income tax purpose.

The Company’s Chinese subsidiary and affiliated operating companies based in China are governed by the Income Tax Law of the PRC concerning private-run enterprises, which are generally subject to a statutory  tax rate of 25% and were, until January 2008, subject to a statutory tax rate of 33% (30% state income tax plus 3% local income tax) on income reported in the statutory statements after appropriate tax adjustments.

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
March 31, 2010 and 2009
(Unaudited)

Note 16 – Income Taxes (continued)

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the PRC (the “New CIT Law”), which became effective on January 1, 2008. Under the New CIT Law, the corporate income tax rate applicable to all companies in China, both domestic and foreign-invested companies, is 25%, replacing the previous applicable tax rate of 33%. For the nine months ended March 31, 2010, the income tax provision by the Company was $892,421.

Note 17 – Employee Welfare Plan

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

Note 18 – Risk Factors

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal conditions in the PRC.  The Company's business may also be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Note 19 – Concentrations of Credit Risk

For the nine months ended March 31, 2010, ten vendors accounted for approximately 89% of the Company’s raw materials. Purchases from these vendors amounted to $14.17 million. The sales to the Company’s top ten customers amounted to $12.56 million and accounted for approximately 65% of the Company's total sales.

Financial instruments which potentially subject the Company to credit risk consist principally of cash on deposit with financial institutions. Management believes that minimal credit risk exists with respect to these investments as management believes that the financial institutions that hold the Company’s cash and cash equivalents are financially sound.

Note 20 – Supplemental Cash Flow Disclosures

The following is supplemental information relating to the consolidated statements of cash flows:

	Nine Months Ended March 31,
	2010	2009

Cash paid for interest	$497,071	$392,559
Cash paid for income taxes	$-	$102,422

Note 21 - Subsequent Events

None.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. Further, the information about our intentions contained in this report is a statement of our intention as of the date of this report and is based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices, the economy in general and our assumptions as of such date. We may change our intentions, at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

Unless the context indicates otherwise, as used in the following discussion, the words “Company”, “we,” “us,” and “our,” each refer to (i) BEFUT International Co., Ltd. (f/k/a Frezer, Inc.), a corporation incorporated in the State of Nevada; (ii) BEFUT Corporation, a corporation incorporated in the State of Nevada (“Befut Nevada”); (ii) Hongkong BEFUT Co., Ltd. (“Befut Hongkong”), a wholly-owned subsidiary of Befut Nevada incorporated under the laws of Hong Kong; (iii) Befut Electric (Dalian) Co., Ltd. (“WFOE”), a corporation organized under the laws of the People’s Republic of China (the “PRC”), a wholly-owned subsidiary of Befut Hongkong; (vi) Dalian Befut Wire and Cable Manufacturing Co., Ltd. (“Dalian Befut”), a corporation incorporated under the laws of the PRC, which is controlled by Dalian Befut through a series of contractual agreements; (vii) Dalian Marine Cable Co., Ltd. (“Befut Marine”), a corporation that is 86.6% owned by Dalian Befut. and (viii) Dalian Befut Zhong Xing Switch Co., Ltd. (“Befut Zhong Xing”), a corporation that is 73.5% owned by Dalian Befut.

Unless the context otherwise requires, all references to (i) “PRC” and “China” are to the People’s Republic of China or China; (ii) “U.S. dollar,” “$” and “US$” are to United States dollars; and (iii) “RMB”, “Yuan” and Renminbi are to the currency of the PRC or China.

Overview

We believe we are one of the most competitive developers, manufacturers and distributors of cable and wire in northeastern China. We are mainly engaged in the production of specialty cables, including marine cable, mine cable, nuclear cable, metallurgy cable and petrochemical cable. Although not currently in production, we also have the technical capability for the production of large-scale submarine cable, and locomotive cable, both of which have potential for high profit margins. Befut Zhong Xing, of which we own approximate 73.5%, is engaged in production of electric switches and switch boxes, the supporting equipment of cable users.

Outlook

Primarily for the reasons described below, we believe we will experience annual sales growth of more than 70% for our next fiscal year ending June 30, 2011.

Among our more than 200 customers, approximately 30 are considered “large” customers with average annual specialty cable order needs of more than $7 million. Due, in part, to our past limited production capacity, we were not able to accept large-volume orders from these customers. With the recent completion of our new factory, which started operations in early 2010, we now have the ability to produce specialty cables in large volumes. Thus, in the quarter ended March 31, 2010, we began to adjust our sales strategy to focus mainly on accepting large-volume orders. We estimate that in our fiscal year ending June 30, 2011, we will accept large-volume orders (more than $700,000 each) from more than 30 existing and new customers, including petrochemical companies, mining and metallurgical companies, nuclear power plants and shipbuilding companies. We expect these customers to generate sales of about $45 million, which we estimate will account for approximately 80% of our total sales for our fiscal year ended June 30, 2011. We plan to add “large” customers each year as there are currently more than 100 companies located in northern China with average annual specialty cable order needs of more than $7 million.

3rd Quarter Highlights

Highlights for the quarter ended March 31, 2010 include:

•	Sales were $6,708,410, an increase of $4,408,935 or 191.7%, as compared to the three months ended March 31, 2009.

•	Earnings per share of $0.023 versus $0.001 for the quarter ended March 31, 2009, despite the traditionally slow sales period due to the annual Spring Festival in China.

•	Working capital was $18,650,109 as of March 31, 2010, an increase of $8,616,294 or 85.9%, as compared to the amount of working capital as of June 30, 2009.

•	Investment of approximately $8 million in the purchase of 20 sets of new, latest technology equipment for wire and cable manufacturing.

Results of Operations

Three months and nine months ended March 31, 2010 compared to the three months and nine months ended March 31, 2009.
(in thousands)

All numbers in thousands	Three months ended		Change in	Nine months ended		Change in
Except % numbers	Mar. 31,10	Mar. 31, 09%		Mar. 31, 10	Mar. 31, 09%

Sales	$6,708	$2,299	192	$19,318	$13,183	47
Cost of sales	$5,003	$1,739	188	$14,101	$10,001	41
Gross profit	$1,705	$560	204	$5,217	$3,182	64
Total operating expenses	$743	$340	118	$1,810	$921	93
Total other income/(expenses)	$(25)	$(151)	83	$(206)	$(237)	13
Net income	$692	$36	1834	$2,376	$1,889	26

Gross profit margin	25.4%	24.3%	4.5%	27.0%	24.1%	12%

THREE MONTHS ENDED MARCH 31, 2010 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2009

Sales

Our sales for the three months ended March 31, 2010 were $6,708,410, an increase of $4,408,935, or 191.7%, as compared to the three months ended March 31, 2009. The increase was primarily due to  two factors: (i) significantly increased customer demand as compared to the demand in the comparable period a year ago, and (ii) the average price of copper, our primary raw material, in the quarter ended March 31, 2010 was approximately double compared to the price in the quarter ended March 31, 2009, the increased cost of which we passed on to our customers.

Cost of Sales

Cost of sales is primarily comprised of the cost of raw materials used in the production of our cable products, direct labor and manufacturing overhead expenses. Our cost of sales for the three months ended March 31, 2010 was $5,002,973, an increase of $3,263,990, or 187.7%, as compared to the three months ended March 31, 2009. The percentage increase in our cost of sales, 187.7%, was slightly lower than the percentage increase in sales, 191.7%, mainly because the type of products we delivered for the quarter ended March 31, 2010, were more profitable compared those products we delivered in the same period last year.

Gross Profit

Gross profit for the three months ended March 31, 2010 was $1,705,437, an increase of $1,144,945, or 204.2%, as compared to the three months ended March 31, 2009. Gross profit as a percentage of sales was 25.4% for the three months ended March 31, 2010, an increase of 1.1% as compared to the three months ended March 31, 2009, although the price of copper, our primary raw material, increased significantly. Following common practice in our industry, we generally pass the cost of price increases in our raw materials to our customers.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of salaries and bonuses for sales personnel, advertising and promotion expenses, freight charges, related compensation and professional fees, and amortization expenses. Selling expenses were $11,300 in the three months ended March 31, 2010, as compared to $14,211 in the three months ended March 31, 2009, a slight decrease of $2,911. General and administrative expenses were $731,346 for the three months ended March 31, 2010, an increase of $405,148, or 124.2%, as compared to the three months ended March 31, 2009. Such increase was primarily due to the increase of amortization expense of $287,202 related to intangible assets we acquired in the third and fourth quarters of fiscal 2009.

Income from Operations

Our operating income was $962,791 for the three months ended March 31, 2010, an increase of $742,708, or 337.4%, as compared to $220,083 for the three months ended March 31, 2009.  This increase was primarily a result of the significant increase in gross profit of our main business.

Government Subsidy

In the three months ended March 31, 2010, we received a subsidy in the amount of $331,138 as compared to a subsidy of $0.0 received in the three months ended March 31, 2009.

This subsidy is determined by the local government on a yearly basis and no assurances can be given that we will continue to receive the subsidy.

Interest Expenses

Interest expense was $359,567 for the three months ended March 31, 2010, an increase of $247,140, or  219.9%, as compared to $112,397 for the three months ended March 31, 2009, which was primarily because the amount of our borrowing increased as we expanded our production.

Income Taxes

Our business operations were conducted solely by our subsidiaries incorporated in the PRC and we were governed by the PRC Enterprise Income Tax Laws. China enterprise income tax is calculated based on taxable income determined under Chinese GAAP. In accordance with the PRC Income Tax Laws, a Chinese domestic company is subject to taxes, including but not limited to: (i) an enterprise income tax rate of 25% effective from January 1, 2008, and (ii) a value added tax at the rate of 17% for most of the goods sold.

Provision for income taxes was $306,698 for the three months ended March 31, 2010, an increase of $263,144, or 604%, compared to $43,554 for the three months ended March 31, 2009. This increase was primarily due to (i) the increase in income, and (ii) the fact that Dalian Befut was subject to the full 25% income tax rate in the three months ended March 31, 2010 as compared to the lower tax rate it paid in the corresponding period ended March 31, 2009.

Net Income

Net income for the three months ended March 31, 2010 was $691,610, an increase of $655,858, or 1,834.4%, as compared to net income of $35,752 for the three months ended March 31, 2009. The increase was mainly attributable to the increase of $1,144,945 in gross profit, which was partially offset by an increase in general and administrative expenses of $405,148 and an increase in income tax of $263,144.

NINE MONTHS ENDED MARCH 31, 2010 COMPARED WITH NINE MONTHS ENDED MARCH 31, 2009

Sales

Our sales for the nine months ended March 31, 2010 were $19,318,113, an increase of $6,135,098, or 46.5%, as compared to the nine months ended March 31, 2009. The increase was primarily due to the significantly increased customer demand as compared to the lower demand level in the comparable period last year.

Cost of Sales

Cost of sales is primarily comprised of the cost of raw materials used in the production of our cable products, direct labor and manufacturing overhead expenses. Our cost of sales for the nine months ended March 31, 2010 was $14,101,070, an increase of $4,100,540, or 41.0%, as compared to the nine months ended March 31, 2009. The percentage increase in our cost of sales, 41.0%, was lower than that of the percentage increase in sales, 46.5%, mainly because the type of products we delivered for the quarter ended March 31, 2010, was more profitable than the products we delivered in the same period last year.

Gross Profit

Gross profit for the nine months ended March 31, 2010 was $5,217,043, an increase of $2,034,558, or 63.9%, as compared to the nine months ended March 31, 2009. Gross profit as a percentage of sales was 27.0% for the nine months ended March 31, 2010, an increase of 2.9% as compared to the nine months ended March 31, 2009.  Following common practice in our industry, we generally pass the cost of price increases in our raw materials to our customers.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of salaries and bonuses for sales personnel, advertising and promotion expenses, freight charges, related compensation and professional fees, and amortization expenses. Selling expenses were $48,001 in the nine months ended March 31, 2010, as compared to $180,827 in the nine months ended March 31, 2009, a decrease of $132,826,or 73.4%. The decrease was primarily attributable to our less spending on advertising and promotion of our products based on our assessment of the market condition. General and administrative expenses were $1,761,895 for the nine months ended March 31, 2010, an increase of $1,021,590, or 137.9%, as compared to the nine months ended March 31, 2009. Such increase was primarily due to the increase of amortization expense of $834,536 related to intangible assets we acquired in the third and fourth quarters of fiscal 2009.

Income from Operations

Our operating income was $3,407,147 for the nine months ended March 31, 2010, an increase of $1,145,794, or 50.6% as compared to $2,261,353 for the nine months ended March 31, 2009.  This increase was primarily a result of the significant increase in gross profit of our main business.

Government Subsidy

In the nine months ended March 31, 2010 we received a subsidy in the amount of $685,796 as compared to a subsidy of $159,925 received in the nine months ended March 31, 2009.

This subsidy is determined by the local government on a yearly basis and no assurances can be given that we will continue to receive the subsidy.

Interest Expenses

Interest expense was $497,071 for the nine months ended March 31, 2010, an increase of $104,512, or  26.6%, as compared to $392,559 for the nine months ended March 31, 2009, primarily because the amount of our borrowing increased as we expanded our production.

Income Taxes

Our business operations were conducted solely by our subsidiaries incorporated in the PRC and we were governed by the PRC Enterprise Income Tax Laws. China enterprise income tax is calculated based on taxable income determined under Chinese GAAP. In accordance with the PRC Income Tax Laws, a Chinese domestic company is subject to taxes, including but not limited to: (i) an enterprise income tax rate of 25% effective from January 1, 2008, and (ii) a value added tax at the rate of 17% for most of the goods sold.

Provision for income taxes was $892,421 for the nine months ended March 31, 2010, an increase of $746,445, or 511.3%, compared to $145,976 for the nine months ended March 31, 2009. This increase was primarily due to (i) the increase of income, and (ii) the fact that Dalian Befut was subject to the full 25% income tax rate in the nine months ended March 31, 2010 as compared to the lower income tax it paid in the corresponding period ended March 31, 2009.

Net Income

Net income for the nine months ended March 31, 2010 was $2,376,077, an increase of $486,587, or 25.7%, as compared to net income of $1,889,490 for the nine months ended March 31, 2009. The increase was mainly attributable to a $2,034,558 increase in gross profit, which was partially offset by an increase in general and administrative expenses of $1,021,590 and an increase in income tax of $746,445.

Liquidity and Capital Resources

Selected Measures of Liquidity and Capital Resources

The following table sets forth certain relevant measures regarding our liquidity and capital resources:

(dollars in thousands, except ratios)	March 31, 2010	June 30, 2009

Cash and cash equivalents and restricted cash	$1,415	$796

Working capital	$18,650	$10,033

Ratio of current assets to current liabilities	2.0:1	1.8:1

Our $8.9 million increase in working capital from June 30, 2009 to March 31, 2010 was primarily due to the increase of $4.5 million in accounts receivable and the advance payment of $8.3 million for purchasing new, upgraded, multiple production lines for specialty cable manufacturing, the decrease of short term bank loans of $2.8 million and partially offset by the increase of accounts payable and accrued expenses of $5.9 million. We had significant increases of accounts receivable, advance payment for purchasing new equipments and accounts payable because we had expanded our production and prepared for more expansions in fiscal year 2011.

Cash Flows

We had a net increase of $619,256 in cash, cash equivalents and restricted cash from June 30, 2009 to March 31, 2010, as compared to a net increase of $676,583 from June 30, 2008 to March 31, 2009, respectively. The following table summarizes such changes:

	For the Nine Months Ended
(dollars in thousands)	March 31,	March 31,
	2010	2009
Net cash provided by (used in) operating activities	$(4,343)	$3,333
Net cash used in investing activities	$3,879	$8,897
Net cash provided by financing activities	$8,837	$6,240
Net increase in cash and cash equivalents and restricted cash	$619	$677

We have historically financed our operations and capital expenditures principally through cash provided by operations and bank loans.  As we note above that the net cash obtained from our financing activities in the nine months ended March 31, 2010 was $5.0 million less than the amount used in investment activities, but $7.7 million more than the amount used in operating activities for the nine months ended March 31, 2009, as we focused investing more on working capital after we completed the Changxing Island Phase One Project.  Our management believes that we have sufficient cash, along with projected cash to be generated from operations, possible more short term bank loans and equity financing to support our current operations for the next twelve months.  We believe our cash position is strong and sufficient to meet our anticipated working capital needs.  However, if events or circumstances occur and we do not meet our operating plan as expected, we may be required to seek additional capital and/or reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives.  Notwithstanding the foregoing, we may seek additional financing, which may include debt and/or equity financing. There can be no assurance that any additional financing will be available on acceptable terms, if at all.  Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

Operating Activities

During the nine months ended March 31, 2010, net cash used in operating activities was $4,342,710, an increase of $7,675,227 as compared to the net cash of $3,332,517 provided during the nine months ended March 31, 2009. The increase in net cash of approximately $7.7 million used in operating activities was mainly due to the increase of accounts receivable of $3.8 million and the increase of advance payments of $7.7 million which were partially offset by the increase of accounts payable and accrued expenses of $5 million. It also due to our increase in productions recently which resulted in more accounts receivable. We have ordered more raw materials for preparing more productions in subsequent quarters.

Investing Activities

During the nine months ended March 31, 2010, we used net cash in investing activities of $3,878,874, a decrease of $5,018,580 as compared to net cash of $8,897,454 used in investing activities for the nine months ended March 31, 2009. This decrease was primarily due to a $5.0 million decrease in the total amount in loans we made to unrelated parties.

Financing Activities

During the nine months ended March 31, 2010, net cash provided by financing activities was $8,836,526, an increase of $2,596,352, as compared to net cash of $6,240,174 provided by financing activities in the nine months ended March 31, 2009. This increase principally reflects the increase of the long-term bank loans of approximately $9.5 million, which are partially offset by the decrease of short-term bank loans of approximately $6.2 million, as compared to the nine months ended March 31, 2009.

Financial Obligations

As of March 31, 2010, our outstanding loans were as follows:

Creditors	Loan Amount	Interest Rate	Term	Maturity Date

Harbin Bank	$2,934,000	6.372%	1 year	09/15/10

Bank of Dalian	$2,347,200	6.903%	1 year	10/29/10

National Development Bank	$14,670,000	6.237%	7 years	11/01/16

Accounts Receivable

The balance of accounts receivable was $13,085,108, net of allowance for doubtful accounts of $20,241, as of March 31, 2010, as compared to $8,560,592, net of allowance for doubtful accounts of $20,222, as of June 30, 2009.  The increase in accounts receivable of $4.5 million is mainly due to the increase in our production after we moved to our new factory in Changxing Island in January 2010.

Inventories

Inventories consisted of the following as of March 31, 2010 and 2009, respectively:

(dollars)	March 31, 2010	March 31, 2009
Category
Raw materials	$919,894	$400,343
Work-in-process	121,311	60,703
Finished goods	1,058,394	892,486
Total inventories	$2,099,599	$1,353,532

We had total inventory of $2,099,599 as of March 31, 2010, an increase of $746,067, or 55.1%, as compared to inventory of $1,353,532 as of March 31, 2009. This increase was primarily due to the increases in purchases of raw material to meet anticipated higher customer demand for our products.

Loan to Unrelated Parties

We had a net decrease of $1,225,297, or 17.6%, in loans to unrelated parties as of March 31, 2010 as  compared to June 30, 2009.

Advance Payments

We had a net increase of $8,373,895 in advance payments as of March 31, 2010, as compared to June 30, 2009, which was mainly due to an increase of $8,200,784 in purchases of new sets of equipment, after we obtained our $14.6 million long-term bank loan in December, 2009.

Off-Balance Sheet Arrangements

At March 31, 2010, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Use of Estimates

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended June 30, 2009 for disclosure regarding our critical accounting policies and estimates.  The interim financial statements follow the same accounting policies and methods of computation as those for the year ended June 30, 2009.  There were no new accounting policies and estimates during the period ended March 31, 2010 affecting the Company.

Item 4T.	Controls and Procedures

(a)            Evaluation of disclosure controls and procedures. At the conclusion of the period ended March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

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

BEFUT INTERNATIONAL CO., LTD.

Date: May 14, 2010	By:	/s/ Hongbo Cao
Name: Hongbo Cao
Title: President and Chief Executive Officer
(principal executive officer)

Date: May 14, 2010	By:	/s/ Mei Yu
Name: Mei Yu
Title: Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

No.	Description

31.1 –	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2 –	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1 –	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2 –	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.