Form 10-K
period 2010-06-30
BEFUT International Co., Ltd.
filed 2010-09-28
CIK 1328888

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _________ to _____________

Commission file number: 000-51336

BEFUT International Co., Ltd.
(Exact name of registrant as specified in its charter)

Nevada	20-2777600
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

27th Floor, Liangjiu International Tower
     5 Heyi Street
     Dalian City, 116011
     P. R. China

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐       No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $585,556.04  as of December 31, 2009, based on the average bid and asked price $0.5075 of the Company’s common stock on such date as reported by the Over-the-Counter Bulletin Board. Shares of voting stock held by each executive officer and director of the registrant and each person who beneficially owns 10% or more of the registrant’s outstanding voting stock has been excluded from the calculation. This determination of affiliated status may not be conclusive for other purposes.

The number of outstanding shares of the registrant’s common stock on September 24, 2010 was 29,715,640.

Documents Incorporated by Reference: None.

FORM 10-K ANNUAL REPORT
FISCAL YEAR ENDED JUNE 30, 2010

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

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events except to the extent as required by applicable law.

Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to "yuan" or "RMB" are to the Chinese yuan (also known as the renminbi). According to www.safe.gov.cn, the official website of the PRC State Administration of Foreign Exchange, as of June 30, 2010, US $1.00 = RMB 6.7909  yuan.

The "Company", "we," "us," "our," and the "Registrant" refer to (i) BEFUT International Co., Ltd., the public company incorporated in the state of Nevada (“BEFUT”), (ii) BEFUT Corporation, the direct subsidiary of BEFUT,  a corporation incorporated in the State of Nevada (“Befut Nevada”); (ii) Hongkong BEFUT Co., Ltd. (“Befut Hongkong”), a wholly-owned subsidiary of Befut Nevada incorporated under the laws of Hong Kong; (iii)Befut Electric (Dalian), Co., Ltd. (“WFOE”), a corporation organized under the laws of the People’s Republic of China (the “PRC”) that is wholly owned by Befut Hongkong; (vi) Dalian Befut Wire & Cable Manufacturing Co., Ltd. (“Dalian Befut”), a corporation organized under the laws of the PRC which is the captive manufacturing company to WFOE; (vii) Dalian Marine Cable Co., Ltd., a corporation organized under the laws of the PRC which is 86.6% owned by Dalian Befut (“Befut Marine”); (viii) Dalian Befut Zhong Xing Switch Co., Ltd (“Befut Zhong Xing”), a corporation organized under the laws of the PRC which is 73.5% owned by Dalian Befut, and (ix) Dalian Yuansheng Technology Co., Ltd. (“Dalian Yuansheng”), a corporation organized under the laws of the PRC which is 93.3% owned by Dalian Befut.

PART I

ITEM 1. BUSINESS

Overview

We believe that we are one of the most competitive manufacturers of specialty cable products in northeastern China. Our cable products consist of (i) traditional electric power system cable and (ii) an assortment of specialty cable, including marine cable, mining specialty cable and, petrochemical cable.  We also have developed the capability to produce other types of specialty cable such as carbon fiber composite cable, submarine cable and certain “new energy” cable, including cable for wind and solar energy. Our traditional cable products are primarily focused on serving end-user applications in the construction, electrical utility, and transportation (including automotive) markets. Our specialty cable products are used primarily in ship building, nuclear power plants, mining and petrochemical operations. We also have the technical capability for large-scale production of marine cable for use in electronic conveyance, controls and lighting on a variety of ships, a segment of the market with significantly higher profit margin potential that we intend to further pursue.  Additionally, we recently began  developing and producing switch appliances, including high and low voltage distribution cabinet  switches and crane electronic control switches, which products compliment our cable product offerings.

We are headquartered in the city of Dalian, a large trading and financial center in northeastern China located at the tip of China’s Liaodong Peninsula.  Our sales and marketing activities are conducted through our 14 branch offices located throughout China. Currently, our products are sold through our sales force to over 500 Chinese customers.

We are in the process of constructing a new manufacturing facility located in Dalian’s Changxing Island Harbor Industrial Zone.  We recently completed Phase I of this project (the “Phase I Changxing Facility”) which consists of 45,477 square meters of floor space with a maximum production capacity of approximately 4,000 km of cable per year.  This facility commenced production in April 2010 and currently has a production capacity of 2,400 km of cable per year.   We estimate that Phase II of this project (the “Phase II Changxing Facility”) will add approximately 45,000 square meters of additional floor space.

We also have a high-quality customer base, including Shougang Group, China Huaneng Group, China National Petroleum Corporation, China Shipbuilding Industry Corporation, China Ocean Shipping (Group) Company, which enables us to maintain and strengthen our competitive position in the wire and cable industry.

Recent Developments

In July 2010 , Dalian Befut increased its equity interests in Befut Zhong Xing from 70% to 73.5% by contributing RMB 14 million ($2.06 million) to the registered capital of Befut Zhong Xing. Befut Zhong Xing develops and manufactures switch appliances, including high-low-voltage distribution cabinet  switches and crane electronic control switches.

On July 23, 2010, Dalian Befut acquired 60% of equity interests of Dalian Yuansheng for $88,235 (the registered capital value of such equity interests) from Mr. Chengnian Yan. Dalian Befut also increased the Dalian Yuansheng’s registered capital by RMB 5 million ($735,294), thereby increasing Dalian Befut’s total equity interest to 93.3%.  Dalian Yuansheng is engaged in the research and development of carbon fiber composite cable and other specialty cable. One of the principal shareholders of Dalian Yuansheng holds a patent for carbon fiber composite cable which will be transferred to Dalian Yuansheng.

Our Products

Our products are categorized into three types:  traditional cable, specialty cable and switch appliances. The following table provides information about our principal products:

Products	Features	Applications

Traditional Cable

Electric Cable	Thermo-mechanical, electrical and anti-corrosion
Used in the telecommunications industry, auto industry, metal refining industry, electrical and petrochemical industry, transportation industry (including electrified railway and urban rail transportation) and construction industry.

Specialty Cable

Marine Cable	Anti-erosion, anti-stretch and long-life
Used in various capacities in the shipping industry, including the construction of ships, on-water oil platforms and coastal marine projects.  It is also capable of meeting other needs on a ship, including power transmission, signal transmission of lighting and information processing equipment, and control systems.

Mine Specialty Cable	Temperature resistant, corrosion protection, soft, low-temperature resistant	Used by mining companies.

Petrochemical Cable	Corrosion protection, long-life, high stretch resistance feature	Used in the petrochemical industry and in offshore construction.

Other Specialty Cable	High-temperature resistant, low-temperature resistant, hard-wear, acid-bases resistant, age-resistant, long-life	Used in steelwork and at iron ore yards.

Switch Appliances

High-low-voltage distribution cabinet switch	Power grids under 20KV	Used between transformer room and production workshop.

Crane electronic control switch	Easy to operate, convenient to maintain, and reliable	Used on various cranes.

            We believe that the specialty cable sector is one of the most profitable sectors in the wire and cable industry with significantly higher gross margins of up to 60%. Specialty cable is typically produced for specific uses in harsh conditions that are unsuitable for other traditional cable.

    With the completion of the Phase I Changxing Facility, we plan to enhance the development of marine cable (one of our specialty cable products), including submerged cable used to transfer data and telecommunications and marine cable used in shipbuilding. We are also in the process of developing carbon fiber composite cable, which is a new type of cable composed of  carbon fiber and a metallic conductor.  Carbon fiber is one of the most advanced cable products in China and has the potential for higher gross margins than other types of specialty cable. Carbon fiber composite cable is lighter than pure metal cable and has better electrical conductivity. We believe it can be useful in upgrading China’s power grid. We also believe the use of carbon fiber composite cable could alleviate the  pressure on cables caused by natural disasters, including heavy snowfall. By January 2011, we expect to be one of the few manufacturers in China producing carbon fiber composite cable.  With this new technology, we expect that carbon fiber composite cable will be one of our primary areas of our focus for growth in the next few years.  Additionally, we are developing cable for “new energy” sources such as wind and solar energy, which we believe will also be cable products with high-margin potential.

    We, through Dalian Befut, currently hold 7 patents and have 22 pending patent applications with respect to our cable products, and we are the only company in the PRC cable and wire industry holding a patent for watertight cable. The patent for carbon fiber composite cable is currently owned by one of the principal shareholders of Dalian Yuansheng, Dalian Befut’s recently acquired subsidiary, and will be transferred to Dalian Yuansheng.

The following table shows the sales of our products in our three main categories (traditional cable, specialty cable and switch appliances) as a percentage of total sales for the fiscal years ended June 30, 2010, 2009 and 2008:

	Percentage of Total Sales for Fiscal Years Ended June 30,

Products	2010		2009		2008
	USD	Percentage	USD	Percentage	USD	Percentage
Traditional Cable	12,938,647	41.39%	10,581,298.57	54.8%	10,006,487.50	50.0%

Specialty Cable
Marine Cable	6,589,038	21.08%	1,274,389.97	6.6%	1,280,830.40	6.4%
Petrochemical Cable	5,133,764	16.42%	1,409,552.55	7.3%	900,583.88	4.5%
Mine Specialty Cable	5,862,434	18.75%	3,784,552.04	19.6%	6,904,476.38	34.5%
Total Specialty Cable	17,585,236	56.25%	6,468,494.56	33.50%	9,085,890.66	45.40%

Other Cable	N/A	N/A	2,259,145.87	11.7%	920,596.84	4.6%

Switch Appliances	734,778	2.35%	N/A	N/A	N/A	N/A

Total	31,258,662.00	100%	19,308,939.00	100%	20,012,975.00	100%

The following pictures illustrate the physical structure of our traditional cable and marine cable:

Traditional Cable

Marine Cable

Manufacturing

OEM Agreements

All of our products are manufactured in the PRC by Dalian Befut, our captive manufacturer, pursuant to agreements between WFOE, our wholly-owned subsidiary in the PRC, and Dalian Befut executed on February 16, 2009.  These agreements include an Original Equipment Manufacturer Agreement, an Intellectual Property License Agreement and a Non-competition Agreement (collectively, the “OEM Agreements”).

    Pursuant to the Original Equipment Manufacturer Agreement, (i) Dalian Befut is required to manufacture products according to WFOE’s specifications and may not manufacture products for any person or entity other than WFOE; (ii) WFOE is responsible for supplying all raw materials to Dalian Befut and the design specifications for products to be manufactured; (iii) WFOE purchases the manufactured products from Dalian Befut at a price not greater than the cost of such manufactured products; and (iv) WFOE has an exclusive right to purchase some or all of the assets and/or equity of Dalian Befut at a mutually agreed price to the extent permitted by PRC law.  The Original Manufacturing Agreement has an indefinite term and may only be terminated in the event of certain breaches of the agreement.

    Pursuant to the Intellectual Property License Agreement, WFOE is permitted to use certain of Dalian Befut’s intellectual property rights, including trademarks, patents and know-how, for the marketing and sale of the products manufactured by Dalian Befut.   Additionally, Dalian Befut agreed not to compete with WFOE pursuant to the Non-competition Agreement.

As a result of the OEM Agreements, Dalian Befut ceased to be an independent operating company and became contractually bound to manufacture products solely for our benefit and sell such products to us at cost.  Throughout the remainder of this report, we use the term “captive manufacturer” to describe our relationship with Dalian Befut.

Changxing Island Manufacturing Facilities

We are in the process of constructing a new manufacturing facility located in Dalian’s Changxing Island Harbor Industrial Zone, which is approximately 120 kilometers from Dalian.  Construction began in 2006 and we recently completed Phase I of this project (the “Phase I Changxing Facility”). We relocated all of our cable manufacturing operations to the Phase I Changxing Facility and commenced operations and product manufacturing at this facility in April 2010.  The Phase I Changxing Facility boasts 45,477 square meters of floor space, consisting of 24,964 square meters of production space, 5,326 square meters of warehouse space, 8,264 square meters of office space, and 6,923 square meters of supporting facilities space.  The Phase I Changxing Facility has over 70 sets of advanced wiring equipment, 20 of which are newly purchased sets.  The Phase I Changxing Facility currently has a production capacity of 2,400 km of cable per year, which is three times the amount we were able to produce at our old manufacturing facility.  The Phase I Changxing Facility is estimated to reach its full production capacity of approximately 4,000 km of cable per year by June 30, 2013.

We have completed the design plan for Phase II of this construction project (the “Phase II Changxing Facility”).  Construction of the Phase II Changxing Facility is planned to commence after the Phase I Changxing Facility reaches its maximum production capacity.  The Phase II Changxing Facility will be used primarily for the development and production of specialty cable which corresponds to our plan to focus our business on specialty cable over the next five years.

Previously, our cable manufacturing was conducted at a manufacturing facility located in the city of Dalian with a production capacity of approximately 800 km of cable per year.  We now use our old manufacturing facility located in Dalian for the production of switch appliances.

Manufacturing Process

We, through Dalian Befut, utilize sophisticated manufacturing processes and know-how, which enable us to produce a wide array of traditional and specialty cable.  Due to our research and development efforts, we believe we are a leader in the material configuration and manufacturing processes for specialty cable.

The following illustration shows the basic steps in the manufacturing process of our cable products:

Raw Materials and Suppliers

Our primary raw materials are copper wire, insulation materials and protective materials. Our main suppliers for copper wire for the fiscal year ended June 30, 2010 were Tianjin Huabei Wire & Cable Manufacturing, Shenyang Tailida Copper Co., Ltd. and Shanyang Metal Co., Ltd. Our main suppliers for insulation and protective materials in the same period were Yingkou Genorio Industrial Co., Ltd., Jiangsu Right Plastic Co., Ltd.,  Huayi Plastic Co., Ltd. and Tianjin Commercial Import & Export Co., Ltd.

Our principal raw materials are generally available in the market and we have not experienced any raw material shortages in the past. Because of the general availability of these raw materials, we do not believe that we will experience any raw material shortages in the foreseeable future; however, changes in the price of copper, which has a history of volatility, directly affect the prices of our products and may influence the demand for our products. Nonetheless, because we seek to pass the cost of our raw materials (mainly copper wire) on to our customers, we believe our actual margin rate will not be significantly affected even if the price of raw materials increases.

The following is a list of our top suppliers expressed as a percentage of the U.S. dollar amount of total raw materials purchased in the fiscal year ended June 30, 2010:

Ranking	Suppliers	Total Amount (USD)	Percentage of Total Purchases

1	Tianjin Huabei Cable Factory	10,235,535.32	43.0%

2	Yingkou Genorio Industrial Co., Ltd.	2,923,471.82	12.29%

3	Shenyang Tailida Copper Co., Ltd.	2,799,529.91	11.77%

4	Shanyang Metal Co., Ltd.	1,212,324.14	5.1%

5	Dalian Lian Zhong Fu Hai Tong Co., Ltd.	1,160,963.75	4.88%

Distribution, Sales Network and Customers

We sell our products through a team of 24 full-time sales personnel located in Dalian and another 20 full-time sales personnel located at 14 sales branch offices in major cities throughout China, including in Beijing, Shenyang, Tianjin, Jilin, Harbin and Benxi. In addition, we have contracted with five distributors to sell our products.  Normally, the contracts we have with the distributors are for one year and are non-exclusive. In the year ended June 30, 2010, most of our sales were generated by our full-time sales personnel, who are responsible for maintaining business relationships with our customers.

As of June 30, 2010, we had a total of approximately 500 customers located throughout China.

In the year ended June 30, 2010, our five largest customers accounted for approximately 45.93% of our total sales, among which Dalian Huasheng Electric Installation Corporation was the largest, accounting for 10.03% of our total revenue. These key customers and their respective percentages of our total sales are listed below:

Top 5 Customers for the Fiscal Year Ended June 30, 2010
Customer Name	Product	Sales (USD)	% of Total Sales
Dalian Huasheng Electrical Installation Co., Ltd.	Electric Cable	2,894,472	10.03%
COSCO Dalian Shipyard Co., Ltd.	Marine Cable	2,755,916	9.55%
Tianjin Xingang Shipbuilding Heavy Industry Co., Ltd.	Marine Cable	2,607,949	9.03%
Angang Steel Co., Ltd. Bayuquan Steel Branch	Electric Cable	2,593,340	8.98%
China Nuclear Power Engineering Co., Ltd. North Branch	Mining Cable	2,406,732	8.34%
Top 5 Customers for the Fiscal Year Ended June 30, 2009
Custom Name	Product	Sales (USD)	% of Total Sales
Dalian Huasheng Electrical Installation Co., Ltd.	Electric Cable	4,108,709	19.49%
Ningxia meili Paper Industry Co., Ltd.	Electric Cable	1,513,689	7.18%
Dalian Binshan Group Air Condition Installation Co., Ltd.	Electric Cable	1,317,818	6.25%
CCEED Industrial Equipment Installation Co. Ltd.	Electric Cable	1,156,218	5.48%
Dalian Binshan Group Co., Ltd.	Specialty Cable	752,702	3.57%

Growth Strategy

Our objective is to become the leading manufacturer of specialty cable products in China.  We intend to achieve this objective by pursuing a growth strategy that includes:

    Increase focus on high-margin specialty products.   To meet the growing demand for specialty cable products, we plan to increase the production of high-margin specialty cable from approximately 58% to approximately 67% of our total production volume over the next three to five years.  In addition, we plan to produce submarine cable, carbon fiber composite cable and other high-end cable products with high profit margins, increasing our sales and financial performance.

    Our sales generated from specialty cable in our fourth fiscal quarter ended June 30, 2010 accounted for 58.6% of our total sales revenue in that quarter.  Additionally, current economic policy in China encourages marine construction, mining, petrochemical and new energy industries.  Based on these factors, in our fiscal year ending June 30, 2011 we plan to continue devoting more resources to developing, marketing and selling petrochemical and marine cable and investing in our new high-margin product, carbon fiber composite cable.

Expand production capacity.  In order to accommodate the increasing demand for our products, we intend to expand our current production capacity of 2,400 km of cable per year to 4,000 km of cable per year by maximizing the production capacity from our recently completed Phase I Changxing Facility.  The construction of the Phase II Changxing Facility will further increase our production capacity.  An increase in production capacity will allow us to produce and sell a higher quantity of products while lowering our manufacturing costs due to economies of scale.  The Phase II Changxing Facility will expand our production capacity for specialty cable.

Expand into new markets.   We plan to enter into new markets, such as the submarine cable market and the “new energy” cable market, which includes the production of wind and solar energy cable. We also recently entered the switch appliance market in the fiscal year ended June 30, 2010.  Because switch appliances are not our primary business, this product only accounts for 2%-3% of our total revenue. However, we anticipate that the sales of switch appliances will to increase to 5% of our total revenue in the year ending June 30, 2011.

    Increase sales and broaden customer base.  We plan to continue to provide high quality cable products to our existing customer base and use our existing customer contacts, industry reputation and experienced sales team to increase our sales of traditional and specialty cable products.  In the short-term, we will continue our sales and marketing efforts to increase our sales of our traditional cable products, while our long-term strategy is to concentrate on developing and expanding our sales and customer base for our specialty cable products.

Pursue strategic acquisitions.  We will continue to actively consider possible investments in or acquisitions of companies that complement our business strategies and expand our product offerings. As a result of the fragmented nature of the cable and wire industry in China, we believe attractive potential acquisition targets may present themselves.  We plan to consider  strategic acquisitions as a means to accelerate our growth, increase our sales and expand our market share.

Seasonality

Demand for our traditional cable is generally lower from December to March than from April to November primarily due to the Chinese new year and spring festival which occurs from January to March. Sales of our specialty cable products have not experienced seasonal trends. We believe that  our expanding focus on specialty cable products will significantly reduce the impact of seasonality on our overall business.

Research and Development

    For the fiscal years ended June 30, 2010 and 2009, we spent $880,944 and $89,179 on research and development, respectively. We significantly increased our budget for research and development in fiscal 2010 compared to fiscal 2009, all of which was spent on the research and development of new technologies which are the subject of 22 pending patent applications (including fees associated with the application process).  We maintain an internal research and development department staffed with 40 senior technical employees consisting of 31 full-time employees and 9  part-time employees.

    Our research and development team is led by Mr. Guoxiang Liu, who was formerly employed by the Shenyang Electric Cable Factory, a state owned enterprise and one of Asia’s largest cable companies, prior to its dissolution. Due to our research and development efforts, we believe we are a leader in the material configuration and manufacturing process of specialty cable. As an ancillary method of our research and development, we also have a research cooperation relationship with Dalian University of Technology to share their technology and research achievements.

We plan to continue differentiating ourselves from our competition by focusing our activities on developing the most advanced products in the cable and wire industry.

Intellectual Property

Trademarks.  Dalian Befut is the registered holder of the following trademark, which is registered with the Trademark Office of the State Administration for Industry and Commerce in China.

            M∙Q∙E

The registered scope of use of this trademark includes wire products such as wire cable, electric wire, power materials (electric wire and wire cable), and electric resisters for copper wire. The registered term of the trademark expires on September 6, 2011. Under the PRC Trademark Law, registered trademarks are granted for a term of ten years and are renewable for additional terms. Each renewal is limited to a ten-year term and the registrant must continue to use the trademark and apply for a renewal within six months prior to the expiration of the current term.

In 2008, the trademark above was recognized as a “Famous Trademark” in China through a judicial procedure pursuant to Rules on Famous Trademark Recognition and Protection promulgated by the PRC National Industrial and Commercial Bureau.  A Famous Trademark in China entitles the owner of the mark to stronger protection as compared to a general trademark. For example, a holder of a Famous Trademark may prohibit others from using the same or similar mark not only on the same or similar products but also on products in other industries if the use of such mark would cause confusion or be misleading to a reasonable consumer. In addition, in a trademark dispute adjudication, a Famous Trademark itself provides evidence of influence on consumers. In Dalian, there are only ten Famous Trademarks, one of which is our mark.

Patents.  Dalian Befut has seven registered patents in China. The following table provides information regarding each patent.

Name of Patent	Type of Patent	Patent No.	Inventor’s Name	Date of Application	Date of Publication and Term
Intelligent reactive power compensation for automatic screen	Utility model	ZL200720184912.4	Dalian Befut Wire & Cable Manufacturing Co., Ltd	12/14/2007	10/15/2008; Term: 10 years from 10/15/2008 to 10/14/2018

Automatic Protection Ni-mh Battery Screen	Utility model	ZL200720184913.9		12/14/2007	01/07/2009 Term: 10 years from 01/07/2009 to 01/06/2019

New tide-proof power cable	Utility model	ZL200820015254.0	Guoxiang Liu, Hongming Wu, Ying Zhao and Hongbo Cao	08/29/2008	06/10/2009 Term: 10 years from 06/10/2009 to 06/09/2019

Sonar watertight cable	Utility model	ZL200820015255.5		08/29/2008	06/10/2009 Term: 10 years from 06/10/2009 to 06/09/2019

Environmentally friendly wire & cable of low-smoke, halogen-free, fire-retardant insulation	Utility model	ZL200820015256.X		08/29/2008	06/10/2009 Term: 10 years from 06/10/2009 to 06/09/2019

Mine fire-retardant rubber branch of the pre-cable	Utility model	ZL200820015332.7		09/01/2008	06/10/2009 Term: 10 years from 06/10/2009 to 06/09/2019

High-temperature plastic extrusion die-tool	Utility model	ZL200820015331.2	Guoxiang Liu, Hongming Wu, Ying Zhao and Hongbo Cao	08/29/2008	08/12/2009 Term: 10 years from 08/12/2009 to 08/12/2019

In addition to the registered patents, Dalian Befut has pending applications for 22 additional patents as set forth in the table below.

Name of Patent	Type of Patent	Patent No.	Inventor’s Name	Date of Application	Date of Acceptance of the Application by the PRC IP Office	Status of Application
New tide-proof power cable	Utility model	200820015254.0	Guoxiang Liu, Hongming Wu and Ying Zhao	08/27/2008	08/29/2008	Patent Pending

Sonar watertight cable	Utility model	200820015255.5		08/27/2008	08/29/2008	Patent Pending

Environmentally friendly wire & cable of low-smoke, halogen-free, fire-retardant insulation	Utility model	200820015256.X		08/27/2008	08/29/2008	Patent Pending

High-temperature plastic extrusion die-tool	Utility model	200820015331.2		08/29/2008	09/01/2008	Patent Pending

Mine fire-retardant rubber branch of the pre-cable	Utility model	200820015332.7		08/29/2008	09/01/2008	Patent Pending

Pre-fabricated branched cable	Utility model	200920247890.0	Hongbo Cao	11/06/2009	11/06/2009	Patent Pending

Thermocouple compensation cable with flame retardant	Utility model	200920247891.5		11/06/2009	11/06/2009	Patent Pending

BXVW outdoor weather-proof sheathed cable	Utility model	200920247892.X		11/06/2009	11/06/2009	Patent Pending

Measurement and computer input cable	Utility model	200920247894.9		11/06/2009	11/06/2009	Patent Pending

Fluoroplastic -46 insulated shielded wire	Utility model	200920247889.8		11/06/2009	11/06/2009	Patent Pending

Halogen-free flame-retardant thermocouple compensation cable	Utility model	200910219723.X	Hongbo Cao	11/10/2009	11/10/2009	Patent Pending

Flame-retardant BXVW outdoor weather-proof sheathed cable	Utility model	200910219732.9		11/10/2009	11/10/2009	Patent Pending

Flame-retardant silicon rubber insulated and sheathed measurement and computer input cable	Utility model	200910219731.4		11/10/2009	11/10/2009	Patent Pending

High-strength silicone rubber motor lead wire	Utility model	200910219726.3		11/10/2009	11/10/2009	Patent Pending

Aviation fluoroplastic -46 insulated, shielded wire	Utility model	200910219727.8		11/10/2009	11/10/2009	Patent Pending

Flame-retardant, fire-resistant, halogen-free pre-fabricated branched cable	Utility model	200910219719.3		11/10/2009	11/10/2009	Patent Pending

Shielded instrumentation cable for communication equipment	Utility model	200910219842.5	Hongbo Cao	11/13/2009	11/13/2009	Patent Pending

Shielded signal cable for metro communication	Utility model	200910219843.X		11/13/2009	11/13/2009	Patent Pending

A new type of wind cable	Utility model	200910219840.6		11/13/2009	11/13/2009	Patent Pending

Safety explosion-proof type computer input cables	Utility model	200910219841.0		11/13/2009	11/13/2009	Patent Pending

A new type of control cable for nuclear power station	Utility model	200910219914.6	Hongbo Cao	11/17/2009	11/17/2009	Patent Pending

New type wind cable	Utility model	200920248142.4		11/17/2009	11/17/2009	Patent Pending

Computer input cables	Utility model	200920248147.7		11/17/2009	11/17/2009	Patent Pending

Flexible shielded control cable for marine engine	Utility model	200910219917.X		11/17/2009	11/17/2009	Patent Pending

Shielded signal cable for metro communication	Utility model	200920248141.X		11/17/2009	11/17/2009	Patent Pending

Under the PRC Patent Law, a patent is valid for a term of twenty years in the case of an invention and a term of ten years in the case of utility models and designs. Our pending patents are all utility models and will be entitled to ten years of protection. Any use of a patent without consent or a proper license from the patent owner constitutes an infringement of patent rights. We cannot assure you that any patent applications filed by us will be approved in the future.

With respect to intellectual property rights such as trademarks and patents as described above and know-how for the marketing and sale of the products manufactured by Dalian Befut, WFOE and Dalian Befut have entered into an Intellectual Property License Agreement, pursuant to which, WFOE is permitted to use Dalian Befut’s trademarks, patents (except newly issued patents not existing as of the date of the agreement) and know-how for nominal consideration.  If and when any of the above patent applications are granted, we intend to either enter into a similar Intellectual Property License Agreement between WFOE and Dalian Befut or arrange for the transfer such patents from Dalian Befut to WFOE.

Competition

Currently, there are approximately 7,000 manufacturers in China producing a variety of types of cable and wire. Among  these manufacturers, we estimate that approximately 2,000 manufacturers have the capability to produce specialty cable, approximately 40 of such manufacturers have the capability to produce nuclear cable and approximately 20 have the capability to produce marine cable. Unlike most other competitors, we are capable of producing both nuclear cable and marine cable. In addition, by January 2011, we expect to become one of the few manufacturers in China producing carbon fiber composite cable.

Our competitors include manufacturers that have the ability to conduct comprehensive cable and wire production, such as Far East Cable Co., Limited (“Far East”), Shangshang Cable Co., Ltd., as well as manufacturers that can produce specialty cable, such as Yangzhou Marine Cable Manufacturing Factory (“Yangzhou Marine”).  Far East is our largest competitor in the sector of traditional electrical cable and wire and is a leader in terms of market share. We believe our competitive advantage over Far East is in specialty cable production, a segment in which we have more qualification certificates and market share.  In terms of specialty cable, Yangzhou Marine is our major competitor. It entered into this market earlier than we did and currently has a strong competitive advantage on qualification certificates and market share.  However, Yangzhou Marine's primary market is mostly in the adjacent provinces, such as Jiangsu and Zhejiang, areas in which we have not focused our sales and marketing efforts.

Competitive Advantages

We believe we have the following competitive advantages:

•
We have a strong research and development team.  We believe we have an exceptional  research and development team with highly skilled personnel, many of whom are former employees of the Shenyang Electric Cable Factory. Our team also includes experts from Dalian Science and Technology University.

•
We have the unique ability to produce certain types of specialty cable.  By January 2011, we expect to be one of a few manufacturers in China producing carbon fiber composite cable.  The patent for carbon fiber composite cable is currently owned by one of the principal shareholders of Dalian Yuansheng, Dalian Befut’s recently acquired subsidiary, and will be transferred to Dalian Yuansheng.  Additionally, we are the only company in the PRC cable and wire industry holding a patent for watertight cable.  These specialty cable products are both high-margin products with great market potential in the cable and wire industry.

•
We have modern production facilities.  As of the date of this report, our Phase I Changxing Facility is now in operation has greatly increased our production capacity. We believe that such expansion may provide a significant advantage in terms of production scale and capacity in northeastern China.  The addition of the Phase II Changxing Facility will make our production capabilities even more competitive.

•
We have a strong internal sales force.  We primarily sell our products to our customers through our internal sales force of 44 people with minimal reliance on distributors or outside sales personnel.  We believe this approach enables us to enjoy lower sales costs and higher profit margins than many of our competitors.

•
Our geographic location allows us to better serve our regional customer base.  There are currently more than 100 companies located in northern China that, on average, purchase at least $7 million worth of specialty cable per year. As most of our competitors are located in southern China, our geographic location provides us with a significant advantage over them with respect to attracting large customers in northern China due to lower transportation costs, regional relationships and similar cultural backgrounds.

Certifications

We have obtained qualifications in specialty cable production and we are a nationally-designated enterprise for coal mining and mechanical products.  Additionally, we have obtained classification society certifications from the China Classification Society, American Bureau of Shipping, Germanischer Lloyd, Nippon Kaiji Kyokai and Korean Register of Shipping for our marine cable.  We have also received a MIL-Spec Quality Management System certification.  In the year ended June 30, 2010, we became one of 29 designated suppliers of  China National Petroleum Corporation, one of the  largest companies in the world with very strict standards of selecting cable and wire suppliers, further evidencing the quality of our cable products.

Environmental Compliance

We are subject to environmental regulations that are generally applicable to manufacturing companies in the PRC. For example, we obtained necessary approvals for our new manufacturing facilities. We are also subject to periodic inspection by environmental regulators and must follow specific procedures in some of our processes. We have not violated environmental regulations or approved practices.

Employees

We currently have 208 employees in total, of whom 162 are full-time and 46 are part-time.

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

Dalian Befut’s production facilities maintain an ISO 9001 Quality Management System.

According to The Rule Regarding the Administration on Compulsory Products Certification promulgated by the General Administration of Quality Supervision, Inspection and Quarantine of the PRC on December 3, 2001 and effective May 1, 2002, products that impact health and safety of human beings, life and health of animals and plants and environmental protection and public safety that are listed in the Index of the PRC Compulsory Production Certification (the “Index”) are subject to the universally applicable national standards, technical rules and implementation procedures. China Compulsory Certification (“CCC”) is a mandatory requirement for the production, distribution and exportation of any of the products that are listed in the Index. Certain of our cable and wire products are subject to such certification and we have maintained effective CCC status on those products accordingly.

In 2006, we obtained a license from the Dalian customs bureau for importing and exporting cable, wire and power equipment. We renewed this license in July 2009 and the extended expiration date is July 20, 2012.

Corporate History and Structure

We are a holding company and conduct substantially all of our production, marketing, finance, research and development, and administrative activities through our indirect subsidiaries and captive manufacturing entity located in the PRC. We were incorporated in the State of Nevada under the name “Frezer, Inc.” on May 2, 2005. On June 18, 2009, we changed our name to “BEFUT International Co., Ltd.” and effectuated a 1-for-4.07 reverse stock split of our outstanding shares of common stock. As a result, our ticker symbol was changed to BFTI.OB.

On March 13, 2009, we entered into a Share Exchange Agreement with Befut Nevada and Befut BVI  pursuant to which Befut BVI transferred to us all of the outstanding shares of common stock of Befut Nevada in exchange for (i) the issuance to Befut BVI of an aggregate of 117,768,300 or 98.3% of our then outstanding shares of common stock, and (ii) the cancellation of an aggregate of 2,176,170 shares of our common stock then owned by Befut Nevada (the “Share Exchange”). Befut Nevada had acquired such shares from three individuals for an aggregate purchase price of $370,000 pursuant to the terms of a Stock Purchase Agreement dated as of March 2, 2009.

Simultaneously with the Share Exchange, the Company consummated a private placement of 15% convertible promissory notes and warrants to purchase common stock for gross proceeds of $500,000. As of the date of this report, such convertible notes are no longer outstanding.

As a result of the Share Exchange, Befut Nevada became our wholly-owned subsidiary.  Befut Hongkong is a wholly-owned subsidiary of Befut Nevada, and WFOE is a wholly owned subsidiary of Befut Hongkong.  Befut BVI remains our largest shareholder, owning 94.0% of our outstanding shares.

We conduct our operations through WFOE and Dalian Befut, a captive manufacturing entity of WFOE.  Dalian Befut was incorporated on June 13, 2002 under the laws of the PRC, and is currently owned by eight individuals residents of  the PRC.  Mr. Hongbo Cao, our chairman, president and chief executive officer, and Mr. Tingmin Li are the largest shareholders of Dalian Befut, owning an aggregate of 94.6% of its equity interests. For a discussion of our contractual manufacturing relationship with Dalian Befut, see the section entitled “Business – Manufacturing Process – OEM Agreements.”

Befut Marine is a subsidiary of Dalian Befut incorporated on April 14, 2006.  Befut Marine’s current shareholders are Dalian Befut, Ms. Lin Li , Mr. Hongtao Cao and Mr. Fansheng Li, each of whom own 86.6%, 5.0%, 5.0% and 3.4% of its equity interests, respectively. Befut Marine conducts all of our  production and sales of marine cable.

Befut Zhong Xing is a subsidiary of Dalian Befut incorporated on July 1, 2009.   Befut Zhong Xing’s current shareholders are Dalian Befut and Mr. Chengnian Yan, each of whom own 73.5% and 26.5% of its equity interests, respectively.  Befut Zhong Xing manufactures switch appliances, including high-low-voltage distribution cabinet  switches and crane electronic control switches.

Dalian Yuansheng is a recently acquired subsidiary of Dalian Befut incorporated on June 3, 2009. Dalian Yuansheng’s  current shareholders are Dalian Befut and Mr. Xianjun Cheng, each of whom own 93.3% and 6.7% of its equity interests, respectively. Dalian Yuansheng is engaged in the research and development of carbon fiber composite and other specialty cable.

Our corporate organizational chart is set forth below.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information contained in this Report before investing in our common stock. If any of the events anticipated by the risks described below occur, our results of operations and financial condition could be adversely affected which could result in a decline in the market price of our common stock, causing you to lose all or part of your investment.

Risks Related to our Business

Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, access to capital and cost of capital.

The capital and credit markets may experience extreme volatility and disruption from time to time,  including, among other things, extreme volatility in securities prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining valuations of others. Adverse market conditions may limit our ability to replace, in a timely manner, maturing liabilities and access the capital necessary to operate and grow our business. As such, we may be forced to delay raising capital or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility. Demand for our products is vulnerable to economic downturns. The worsening of economic conditions could result in a decrease in or cancellation of orders for our products. We are unable to predict the duration and severity of any disruption in financial markets and global adverse economic conditions and the effect such events might have on our business. Our results of operations, financial condition, cash flows and capital position could be materially adversely affected by disruptions in the financial markets. Further, any decreased collectability of accounts receivable or early termination of sales contracts due to the current deterioration in economic conditions could negatively impact our results of operations.

Quarterly operating results may fluctuate due to factors beyond our control, including customer demand and raw materials pricing.

Our quarterly results of operations may fluctuate as a result of a number of factors, including fluctuation in the demand for our products and changes in the price of copper, which directly affect the prices of our products and may influence demand. Quarter-to-quarter comparisons of results of operations have been and will be impacted by the volume of such orders and shipments. In addition, our operating results each quarter could be adversely affected by the following factors, among others, such as variations in the mix of product sales, price changes in response to competitive factors, increases in raw material costs and increases in utility costs (particularly electricity).  Demand for our traditional cable products are subject to seasonality factors which can affect our quarter to quarter results as well.

Fluctuating copper prices impact our business and operating results.

Copper is the principal raw material used in the manufacture of our products.  The copper industry is highly volatile and cyclical in nature. Copper prices, which have increased over the past several years followed by more recent sharp declines, have varied significantly and may vary significantly in the future. This affects our business both positively and negatively, as higher copper prices increase demand for our products, while lower copper prices can decrease demand.  The price of copper is influenced by factors including general economic conditions, industry capacity utilization, import duties and other trade restrictions. We cannot predict copper prices in the future or the effect of fluctuations in the costs of copper on our future operating results.  In accordance with customary practice in our industry, we seek to mitigate the impact of changing raw material prices by passing price increases and decreases onto our customers by adjusting our prices to reflect changes in raw material prices. We may not be able to adjust our product prices rapidly enough in the short-term to recover the costs of increases in raw materials. Our future profitability may be adversely affected to the extent we are unable to pass on higher raw material costs to our customers.

We face substantial competition in our business and our failure to compete effectively may adversely affect our ability to generate revenue.

The wire and cable industry in China is competitive and highly fragmented with more than 7,000 companies. The principal elements of competition in the market are, in our opinion, pricing, payment terms, product availability and quality. While we believe that we have attained a competitive position with respect to all of these factors, our major competitors such as Far East Cable Co., Limited and Yangzhou Marine Cable Factory may have substantially greater resources than us and may be better able to successfully endure downturns in our industry or primary market segments. In periods of reduced demand for our products, we reduce our selling prices to maintain or increase market share or maintain selling prices, which may result in loss of market share.  Under either situation, we would experience a reduction in our sales and overall profitability.  In addition, we cannot assure you that additional competitors will not enter our markets, or that we will be able to compete successfully against existing or new competition.

We may not be able to effectively control and manage our growth.

If our business and primary markets, including shipbuilding, nuclear power and mining, continue to grow and develop as we expect, it will be necessary for us to finance and manage expansion in an orderly fashion. We may face challenges in managing the production and sale of expanding product offerings and in integrating acquired businesses with our own. Such events will increase demands on our existing management and facilities. Failure to manage this growth and expansion could interrupt or adversely affect our operations, cause production backlogs, longer product development time frames and administrative inefficiencies.

In the past several years we have derived a significant portion of our revenues from a small group of customers. If we were to become dependent again upon a few customers, such dependency could negatively impact our business, operating results and financial condition.

Previously, our customer base has been highly concentrated. For the year ended June 30, 2010 and 2009, our five largest customers accounted for 46% and 45% of our total sales, respectively, and the  largest customer accounted for approximately 10.0% and 19.5% of our total sales in such periods, respectively.  As our customer base may change from year-to-year, during such years that the customer base is highly concentrated, the loss of, or reduction of our sales to, any of such major customers could have a material adverse effect on our business, operating results and financial condition. Moreover, our success will depend in part upon our ability to obtain orders from new customers, as well as the financial condition and success of our customers and general economic conditions.

Shortages or disruptions in the availability of raw materials, especially copper, could have a material adverse effect on our business.

Copper, protective materials and insulation materials are our principal raw materials used in the manufacture of our cable products.  Copper, our principal raw material, accounted for approximately 76.2% of our raw material purchases during the fiscal year ended June 30, 2010.  We expect that copper will continue to account for a significant portion of our raw material purchases in the future. The price of raw materials fluctuate because of general economic conditions, global supply and demand and other factors causing monthly variations in the costs of our raw materials purchases. The macro-economic factors, together with labor and other business interruptions experienced by certain suppliers, have contributed to periodic shortages in the supply of raw materials, and such shortages may increase in the future. If we are unable to procure adequate supplies of raw material to meet our future production needs and customer demand, shortages could result in a material loss of customers and revenues and adversely impact our results of operations. In addition, supply shortages or disruptions or the loss of key suppliers may cause us to procure our raw materials from less cost effective sources and may have a material adverse affect on our business, revenues and results of operations.

We depend on a few suppliers for a significant portion of our principal raw materials and we do not have any long-term supply contracts with our raw materials suppliers. Interruptions of production at our key suppliers may affect our results of operations and financial performance.

We rely on a limited number of suppliers for most of the raw materials we use.  During the fiscal year ended June 30, 2010, our purchases from our five largest suppliers of raw materials represented approximately 77% of our total raw material purchases. Purchases from our five largest suppliers of raw materials were approximately 62% and 69% in 2009 and 2008, respectively. Interruptions or shortages of supplies from our key suppliers of raw materials could disrupt production or impact our ability to increase production and sales. We do not have long-term or volume purchase agreements with our suppliers.  Although there is a large pool of suppliers available to provide our raw materials, including copper, our principal raw material, we may have limited options in the short-term for alternative supply if our existing suppliers fail for any reason, including their business failure or financial difficulties, to continue the supply of materials or components. Moreover, identifying and accessing alternative sources may increase our costs. Interruptions at our key suppliers could negatively impact our results of operations, financial performance and the price of our common stock.

Due to increased volatility of raw material prices, the timing lag between the raw material purchase and product pricing can negatively impact our profitability.

Volatility in the prices of raw materials, among other factors, may adversely impact our ability to accurately forecast demand and may have a material adverse impact on our results of operations. For example, our manufacturing activities are determined, and raw materials purchases are scheduled, upon forecasted demand while sales prices are determined at the time of order placement, subject to adjustment at fulfillment. The lag between the point when raw materials are acquired in advance and the point when products are actually priced may impact us both positively and negatively, resulting in increased or decreased profitability. In addition, we routinely maintain a certain level of finished goods inventories to meet near term expected demand. Pricing for the sale of these inventories is generally based on current raw material prices. Rapid declines in the price of raw materials may result in our inventories being carried at costs in excess of net realizable value and may have an adverse effect on our results of operations and the price of our common stock.

If we fail to accurately project market demand for our products, our business expansion plans could be jeopardized and our business, financial condition and results of operations will be adversely affected.

To increase our production capacity, especially for specialty cable products, we are constructing a new manufacturing facility in the industrial zone of Changxing Island (the “Project”), located approximately 120 kilometers from Dalian.  We recently completed Phase I of the Project comprising approximately 25,000 square meters of production facilities, which increased our annual production capacity from 800 km to 2,400 km.  We plan to increase our production capacity of specialty cable products in Phase II of the Project, the construction of which will commence upon the full capacity utilization of Phase I expected by 2013.  Our decision to increase our manufacturing capacity was based primarily on our goal to focus on specialty cables as our main business in the next five years. If actual customer orders are less than our projected market demand of specialty cables, we may suffer overcapacity problems and may have to leave capacity idle, which can reduce our overall profitability and hurt our financial condition and results of operations.

The cost of complying with new environmental laws in China may have a material adverse effect on our operations and financial condition.

As a manufacturer, we are subject to various Chinese environmental laws and regulations on air emission, waste water discharge, solid wastes and noise. Although we believe that our operations are in substantial compliance with current environmental laws and regulations, we may not be able to comply with these regulations at all times as the Chinese environmental legal regime is evolving and becoming more stringent.  If the Chinese government imposes more stringent regulations in the future, we will have to incur additional and potentially substantial costs and expenses in order to comply with new regulations, which may negatively affect our results of operations. If we fail to comply with any of the present or future environmental regulations in any material aspects, we may suffer from negative publicity and may be required to pay substantial fines or suspend or even cease operations until compliance is achieved.

We do not maintain a reserve fund for warranty or defective products claims. Our costs could substantially increase if we experience a significant number of warranty claims.

We provide customers with warranties against technical defects in our products.  The warranties require us to replace or repair defective components or refund the purchase price to the customer.  We have not established any reserve funds for potential warranty claims since we have strict quality control procedures and, historically, have experienced few warranty claims for our products.  If we experience an increase in warranty claims or if our repair and replacement costs associated with warranty claims increase significantly, it would have a material adverse effect on our financial condition and results of operations.

If we fail to adequately protect or enforce our intellectual property rights, we may be exposed to intellectual property infringement and the value of our intellectual property rights could diminish.

Our success, competitive position and future revenues will depend in part on our ability to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties.  Dalian Befut, our captive manufacturer, holds seven registered patents in the PRC and has 22 patents applications that are pending approval, which may take up to two years.  However, we cannot assure you such patents will be issued, or that existing or future issued patents will be sufficient to provide us with meaningful protection or commercial advantage.

If we need to initiate litigation or administrative proceedings, such actions may be costly and may divert management attention as well as expend other resources which could otherwise have been devoted to our business. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, prospects and reputation. In addition, historically, implementation of PRC intellectual property-related laws has been lacking, primarily because of ambiguities in the PRC laws and difficulties in enforcement. Accordingly, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries, which increases the risk that we may not be able to adequately protect our intellectual property. Moreover, litigation may be necessary in the future to enforce our intellectual property rights. Future litigation could result in substantial costs and diversion of our management’s attention and resources, and could disrupt our business, as well as have a material adverse effect on our financial condition and results of operations. Given the relative unpredictability of China’s legal system and potential difficulties enforcing a court judgment in China, there is no guarantee that we would be able to halt any unauthorized use of our intellectual property through litigation.

The occurrence of any acts of God, war, terrorist attacks and other emergencies which are beyond our control may have a material adverse effect on our business operations and financial condition.

Acts of God, war, terrorist attacks and other emergencies which are beyond our control may have a material adverse effect on the economy and infrastructure in the PRC and on the livelihood of the Chinese population.  While we have property damage insurance, we do not carry business disruption insurance, which is not readily available in China. Any disruption of the operations in our factories would have a significant negative impact on our ability to manufacture and deliver products, which would cause a potential diminution in sales, the cancellation of orders, damage to our reputation and potential lawsuits.

We cannot give assurance that any acts of God such as floods, earthquakes, drought or any war, terrorist attack or other hostilities in any part of the PRC or even the world, potential or threatened, will not, directly or indirectly, have a material adverse effect on our business, financial condition and operating results.

If we are unable to design, manufacture, and market our products in a timely and efficient manner, we may not remain as competitive.

Most of our products are characterized by short product development cycles and target the unique requirements of our customers.  Accordingly, we devote a substantial amount of resources to product development. To compete successfully, we must develop and offer new and/or improved products that are suitable to evolving customer needs.  We may experience performance difficulties, which may result in delays, setbacks and cost overruns.  Our inability to develop and offer new and/or improved products or to achieve customer acceptance of these products could limit our ability to compete in the market or to grow revenues at desired rates of growth.

If we cannot renew or extend our mandatory certifications, we will be unable to manufacture or sell some or all of our products, which would adversely affect our business, financial condition and results of operations.

According to The Rule Regarding the Administration on Compulsory Products Certification promulgated by the General Administration of Quality Supervision, Inspection and Quarantine of the PRC on December 3, 2001 and effective from May 1, 2002, products that impact health and safety of human beings, life and health of animals and plants and environmental protection and public safety that are listed in the Index of the PRC Compulsory Production Certification (the “Index”) are subject to applicable national standards, technical rules and implementation procedures. China Compulsory Certification (“CCC”) is a mandatory requirement for the production, distribution and exportation of any of the products that are listed in the Index.  Certain of our cable and wire products are subject to such certification and we have maintained effective CCC status on those products accordingly.

We cannot assure you that such certificates can be obtained without delay, or can be obtained at all. If we cannot obtain the necessary renewal of our CCC status or new certificates for any of our new products that may be listed on the Index, we may be required to suspend or even cease operations, which would have a material adverse effect on our business and financial condition.

Our success depends on our management team and other key personnel, the loss of any of whom could disrupt our business operations.

We depend, to a large extent, on the abilities and participation of our current management team, but have a particular reliance upon Mr. Hongbo Cao, our CEO, President and Chairman of the Board of Directors, and Mr. Haiyang Lu, Secretary of the Company. The loss of the services of Mr. Cao or Mr. Lu, for any reason, may have a material adverse effect on our business and prospects. We cannot assure you that the services of Messrs. Cao and Lu will continue to be available to us, or that we will be able to find a suitable replacement for him. We do not carry key man life insurance for our key personnel.

The wire and cable industry is specialized and requires the employment of personnel with significant technical and operational experience in the industry.  Accordingly, we must attract and retain qualified personnel in order to remain competitive. Our ability to effectively implement our business strategy will depend upon, among other factors, the successful recruitment and retention of additional management and other key personnel that have the necessary scientific, technical and operational skills and experience in the cable and wire industry. These individuals are difficult to find in the PRC and we may not be able to retain such skilled employees. If we are unable to hire individuals with the requisite experience we may not be able to produce enough products to optimize profits, research and development initiatives may be delayed and we may encounter disruptions in production and research which will negatively impact our financial condition, results of operations and share price.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential investors could lose confidence in our financial reporting, which could harm our business and have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to annually furnish a report by our management on our internal control over financial reporting. Such report must contain, among other matters, an assessment by our principal executive officer and our principal financial officer on the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective as of the end of our fiscal year. This assessment must include disclosure of any material weakness in our internal control over financial reporting identified by management. Performing the system and process documentation and evaluation needed to comply with Section 404 is both costly and challenging. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act of 2002 for compliance with the requirements of Section 404.  In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.

Our inability to successfully integrate other businesses we acquire could have adverse consequences on our business.

                An important element of our growth strategy is to invest in or acquire businesses that will expand our product offerings, customer and geographic markets.  However, we may be unable to identify suitable investment or acquisition candidates or may be unable to make these investments or acquisitions on commercially reasonable terms, if at all.  Future acquisitions may result in greater administrative burdens and operating costs.  We cannot assure you that we will be able to manage or integrate acquired companies or businesses successfully. The process of integrating acquired businesses may be disruptive to our business and may cause an interruption of or a loss of momentum in our business as a result of the following factors, among others:

•	loss of key employees or customers;

•
possible inconsistencies in standards, controls, procedures and policies among the combined companies and the need to implement company-wide financial, accounting, information, production and other systems;

•	failure to maintain the quality of products that the companies have historically provided;

•	failure to effectively coordinate research and development efforts;

•	effectively coordinating sales, marketing and distribution functions, including the cross-selling of products;

•	the need to coordinate geographically diverse organizations, and

•	the diversion of management's attention from our day-to-day business as a result of the need to deal with any disruptions and difficulties and the need to add management resources to do so.

                These disruptions and difficulties, if they occur, may cause us to fail to realize the cost savings, revenue enhancements and other benefits that we may expect from such acquisitions and may cause material adverse short- and long-term effects on our operating results and financial condition.

Risks Related to Doing Business in the PRC

Substantially all of our assets and operations are located in the PRC, and substantially all of our revenue is derived from sales of products in the PRC.  Accordingly, our results of operations and financial position are subject to a significant degree to economic, political and legal risks in the PRC, including the following risks:

Changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of such business.

The PRC’s economy is in a transition from a planned economy to a market-oriented economy subject to five-year and annual plans adopted by the government that set national economic development goals. Policies of the PRC government can have significant effects on economic conditions in China. The PRC government has confirmed that economic development will follow the model of a market economy, such as the United States. Under this direction, we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and business development in the PRC will follow market forces. While we believe that this trend will continue, we cannot assure you that this will be the case. Our interests may be adversely affected by changes in policies by the PRC government, including:

•	changes in laws, regulations or their interpretation;
•	confiscatory taxation;
•	restrictions on currency conversion, imports or sources of supplies; and
•	expropriation or nationalization of private enterprises.

Although the PRC government has been pursuing economic reform policies for more than two decades, we cannot assure you that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the PRC's political, economic and social life.

The PRC laws and regulations governing our current business operations are sometimes vague and uncertain. Any changes in such PRC laws and regulations may have a material and adverse effect on our business.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business, and the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. We and any future subsidiaries are considered foreign persons or foreign funded enterprises under PRC laws, and as a result, we are required to comply with PRC laws and regulations. These laws and regulations are sometimes vague and may be subject to future changes, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our businesses.

We derive substantially all of our revenues from sales of our products in the PRC  and any downturn in the Chinese economy could have a material adverse effect on our business and financial condition.

All of our business operations are conducted in the PRC and substantially all of our revenues are generated from sales in the PRC.  We anticipate that revenues from sales of our products in the PRC will continue to represent a substantial proportion of our total revenues in the near future.  Any significant decline in the condition of the PRC economy could, among other things, adversely affect consumer buying power and discourage consumption of our products, which in turn would have a material adverse effect on our revenues and profitability.

Inflation in the PRC could negatively affect our profitability and growth.

While the PRC economy has experienced rapid growth, it has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. If prices for our products do not rise at a rate that is sufficient to fully absorb inflation-driven increases in our costs of supplies, our profitability can be adversely affected.

According to the International Monetary Fund, or IMF, the annual inflation rate in China in the last ten years ranged from a low of  -1.4% in 1999 to a high of 5.9% in 2008.  The IMF reported that the inflation rate in 2009 was -0.7%.   These fluctuations and economic factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. In order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending.  The implementation of these and other similar policies can impede economic growth and thereby harm the market for our products.

Our subsidiaries are subject to restrictions on paying dividends and making other payments to our subsidiary, Befut Nevada; as a result, we might therefore, be unable to pay dividends to you.

We are a holding company incorporated in the State of Nevada and do not have any assets or conduct any business operations other than our investments in our subsidiaries, Befut Nevada, Befut Hongkong and Befut Electric (Dalian) Co., Ltd. (“WFOE”).  As a result of our holding company structure, we rely entirely on dividends payments from WFOE, our subsidiary in the PRC.  PRC regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with PRC accounting standards and regulations. Our subsidiaries are also required to set aside a portion of its after-tax profits according to PRC accounting standards and regulations to fund certain reserve funds. We may experience difficulties such as lengthy processing time from the foreign exchange administrative bureau’s side and formality requirement on paperwork in completing the administrative procedures necessary to obtain and remit foreign currency. Furthermore, if any of our subsidiaries incurs debt on its own in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments. If we or Befut Nevada are unable to receive any profits from the operations of our subsidiaries in the PRC, we may be unable to pay dividends on our common stock.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of Renminbi, or RMB, into foreign currencies and, in certain cases, the remittance of currency out of the PRC. We receive substantially all of our revenues in RMB, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency dominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where RMB is to be converted into foreign currency and remitted out of PRC to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.

The PRC government also may at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay certain of our expenses as they come due.

The fluctuation of RMB may materially and adversely affect your investment.

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions. As we rely entirely on revenues earned in the PRC, any significant revaluation of RMB may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into RMB for our operations, appreciation of the RMB against the U.S. dollar could lead the RMB equivalent of the U.S. dollars be reduced and therefore could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of making dividend payments on our common stock or for other business purposes and the U.S. dollar appreciates against the RMB, the U.S. dollar equivalent of the RMB we convert would be reduced. In addition, the depreciation of significant U.S. dollar denominated assets could result in a charge to our income statement and a reduction in the value of these assets.

Recent PRC regulations relating to the establishment of offshore special purpose companies by PRC domestic residents may subject our PRC resident beneficial owners  to personal liability, limit our ability to inject capital into our PRC subsidiaries, limit our subsidiaries’ ability to increase their registered capital or distribute profits to us, or may otherwise adversely affect us.

SAFE issued a public notice in October 2005 requiring PRC domestic residents to register with the local SAFE branch before establishing or controlling any company outside of China for the purpose of capital financing with assets or equities of PRC companies, referred to in the notice as an “offshore special purpose company.” PRC domestic residents who are stockholders of offshore special purpose companies and have completed round trip investments but did not make foreign exchange registrations for overseas investments before November 1, 2005 were retroactively required to register with the local SAFE branch before March 31, 2006. PRC resident stockholders are also required to amend their registrations with the local SAFE in certain circumstances. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75. After consultation with China counsel, we do not believe that any of our PRC domestic resident stockholders are subject to the SAFE registration requirement, however, we cannot provide any assurances that all of our stockholders who are PRC residents will not be required to make or obtain any applicable registrations or approvals required by these SAFE regulations in the future. The failure or inability of our PRC resident stockholders to comply with the registration procedures set forth therein may subject us to fines and legal sanctions, restrict our cross-border investment activities, or limit our PRC subsidiaries’ ability to distribute dividends or obtain foreign-exchange-dominated loans to our company.

As it is uncertain how the SAFE regulations will be interpreted or implemented, we cannot predict how these regulations will affect our business operations or future strategy.  For example, we may be subject to more stringent review and approval process with respect to our foreign exchange activities, such as remittance of dividends and foreign-currency-denominated borrowings, which may adversely affect our results of operations and financial condition.  In addition, if we decide to acquire a PRC domestic company, we cannot assure you that we or the owners of such company, as the case may be, will be able to obtain the necessary approvals or complete the necessary filings and registrations required by the SAFE regulations.  This may restrict our ability to implement our acquisition strategy and could adversely affect our business and prospects.

The PRC’s labor law restricts our ability to reduce our workforce in the PRC in the event of an economic downturn and may increase our production costs.

                    In June 2007, the National People’s Congress of the PRC enacted new labor law legislation called the Labor Contract Law, which became effective on January 1, 2008. The legislation formalized workers’ rights concerning overtime hours, pensions, layoffs, employment contracts and the role of trade unions. Considered one of the strictest labor laws in the world, among other things, this new law provides for specific standards and procedures for the termination of an employment contract and places the burden of proof on the employer. In addition, the law requires the payment of a statutory severance pay upon the termination of an employment contract in most cases, including the case of the expiration of a fixed-term employment contract. Further, the law requires an employer to conclude an “employment contract without a fixed-term” with any employee who either has worked for the same employer for 10 consecutive years or more or has had two consecutive fixed-term contracts with the same employer. An “employment contract without a fixed term” can no longer be terminated on the ground of the expiration of the contract, although it can still be terminated pursuant to the standards and procedures set forth under the new law. Because of the lack of implementing rules for the new law and the precedents for the enforcement of such a law, the standards and procedures set forth under the law in relation to the termination of an employment contract have raised concerns among foreign investment enterprises in the PRC that such “employment contract without a fixed term” might in fact become a “lifetime, permanent employment contract.” Finally, under this law, downsizing of either more than 20 people or more than 10% of the workforce may occur only under specified circumstances, such as a restructuring undertaken pursuant to the PRC’s Enterprise Bankruptcy Law, or where a company suffers serious difficulties in production and/or business operations, or where there has been a material change in the objective economic circumstances relied upon by the parties at the time of the conclusion of the employment contract, thereby making the performance of such employment contract not possible.  To date, there has been very little guidance and precedents as to how such specified circumstances for downsizing will be interpreted and enforced by the relevant PRC authorities. All of our employees working for us exclusively within the PRC are covered by the new law and thus, our ability to adjust the size of our operations when necessary in periods of recession or less severe economic downturns may be curtailed. Accordingly, if we face future periods of decline in business activity generally or adverse economic periods specific to our business, this new law can be expected to exacerbate the adverse effect of the economic environment on our results of operations and financial condition.

Recent PRC regulations relating to acquisitions of PRC companies by foreign entities may create regulatory uncertainties that could restrict or limit our ability to operate. Our failure to obtain the prior approval of the China Securities Regulatory Commission, or CSRC, may cause a material and adverse effect on our business, results of operations and financial conditions.

On August 8, 2006, six PRC regulatory agencies, the PRC Ministry of Commerce, or MOFCOM, the State Assets Supervision and Administration Commission, or SASAC, the State Administration for Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission, or CSRC, and the SAFE, jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or New M&A Rule, which became effective on September 8, 2006.  The New M&A Rule purports, among other things, to require offshore special purpose vehicles, or SPVs, formed for overseas listing purposes through acquisitions of PRC domestic companies and controlled by PRC companies or individuals, to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock exchange.

On September 21, 2006, pursuant to the New M&A Rule and other PRC laws and regulations, the CSRC, in its official website, promulgated relevant guidance with respect to the issues of listing and trading of domestic enterprises’ securities on overseas stock exchanges, or the Administrative Permits, including a list of application materials with respect to the listing on overseas stock exchanges by SPVs.

There are substantial uncertainties regarding the interpretation and application of current or future PRC laws and regulations, including the New M&A Rule.  The interpretation and application of the New M&A Rule remain unclear, and we cannot assure you that the restructuring transactions pursuant to which Dalian Befut became the captive manufacturer of WFOE does not require approval from the CSRC, and if it does, what will be the penalties, if any, imposed as a result of our failure to obtain such approval.  These uncertainties could inhibit our new business activities because the CSRC has declined to officially clarify the applicability of this New M&A Rule to us and the share exchange transaction consummated on March 13, 2009.  If CSRC approval was required for us to consummate the share exchange, our failure to obtain or delay in obtaining the CSRC approval would subject us to sanctions imposed by the CSRC and other PRC regulatory agencies.  These sanctions could include fines and penalties on our operations in China, restriction or limitation on our ability to pay dividend outside of China, and other forms of sanctions that may cause a material and adverse effect on our business, results of operations and financial conditions.  However, the New M&A Rule does not stipulate the specific penalty terms, so we are not able to predict what penalties we may face, and how such penalties will affect our business operations or future strategy.

The New M&A Rule also established additional procedures and requirements that are expected to make merger and acquisition activities by foreign investors more time-consuming and complex, including requirements in some instances that the MOFCOM be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise that owns well-known trademarks or China’s traditional brands.  We may grow our business in part by acquiring other cable and wire manufacturers.  Complying with the requirements of the New M&A Rule in completing this type of transaction could be time-consuming, and any required approval processes, including Ministry of Commerce approval, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

Because our principal assets are located outside of the United States and because all of our directors and officers reside outside of the United States, it may be difficult for you to use the United States Federal securities laws to enforce your rights against us and our officers and most of our directors or to enforce judgments of United States courts against us or our officers and most of our directors in the PRC.

All of our present officers and directors reside outside of the United States. In addition, our operating subsidiaries are located in the PRC and substantially all of their assets are located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the United States Federal securities laws against us and our officers and most of our directors in the courts of either the United States or the PRC and, even if civil judgments are obtained in courts of the United States, to enforce such judgments in PRC courts. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and most of our directors of criminal penalties, under the United States Federal securities laws or otherwise.

Failure to comply with the U.S. Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

 We are required to comply with the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions, and therefore may have a competitive advantage over us. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur in the PRC. If our competitors engage in these practices they may receive preferential treatment, giving our competitors an advantage in securing business, which would put us at a disadvantage. We can make no assurance that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

We control Dalian Befut, our captive PRC manufacturer, through certain OEM Agreements which may not be as effective in providing control over Dalian Befut as direct ownership or VIE arrangement, and if Dalian Befut or its shareholders breach the OEM Agreements, we would have to rely on legal remedies under PRC law, which may not be available or effective, to enforce or protect our rights.

We conduct substantially all of our operations, and generate substantially all of our revenues, through an Original Equipment Manufacturer Agreement, an Intellectual Property Rights License Agreement and a Non-competition Agreement (collectively, the “OEM Agreements”) with Dalian Befut that provide us, through our ownership of Befut Hongkong and its direct ownership of WFOE, with control over Dalian Befut and its subsidiaries, Befut Marine, Befut Zhong Xing and Dalian Yuansheng.  We have no direct ownership interest in Dalian Befut nor do we have voting control of shares of Dalian Befut.  As a result, Dalian Befut’s shareholders, unlike those of a variety interest entity, or VIE, can dispose of their shares at their sole discretion. We depend on Dalian Befut to hold and maintain contracts with our customers.  Dalian Befut also owns or leases, as the case may be, substantially all of the intellectual property, facilities and other assets relating to the operation of our business, and employs the personnel for substantially all of our business.  Although we have been advised by Junhe Law Offices, PRC legal counsel we engaged during our corporate restructuring in connection with going public in the United States, that the rights, duties and obligations under each of the OEM Agreements with Dalian Befut are valid, binding and enforceable under PRC laws and regulations in effect, these OEM Agreements may not be as effective in providing us with control over Dalian Befut as direct ownership of Dalian Befut would be or if Dalian Befut was the VIE of WFOE.  In addition, Dalian Befut may breach the OEM Agreements by, for example, deciding not to make contractual payments to WFOE, and consequently to the Company. In the event of any such breach, we would have to rely on legal remedies under PRC law, which may not always be available or effective to enforce our rights, particularly in light of uncertainties in the PRC legal system.

Risks Related to an Investment in our Stock.

Shares of our common stock lack a significant trading market.

Our common stock is quoted on the Over The Counter Bulletin Board, or OTCBB, under the symbol “BFTI”. This market tends to be highly illiquid.  There can be no assurance that an active trading market in our common stock will develop, or if such a market develops, that it will be sustained. In addition, there is a greater chance for market volatility for securities that trade on the OTCBB as opposed to securities that trade on a national exchange. This volatility may be caused by a variety of factors, including the lack of readily available quotations, the absence of consistent administrative supervision of “bid” and “ask” quotations, and generally lower trading volume. The price at which investors purchase shares of our common stock may not be indicative of the price that will prevail in the trading market. Investors may be unable to sell their shares of common stock at or above their purchase price, which may result in substantial losses.

The limited public trading market may cause volatility in our stock price.

The quotation of our common stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us.  As a result, our common stock is subject to significant volatility.  Sales of substantial amounts of our common stock, or the perception that such sales might occur, could adversely affect prevailing market prices of our common stock.

We have not paid any cash dividends and no cash dividends will be paid in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends.  Even if the funds are legally available for distribution, we may nevertheless decide not to pay, or may be unable to pay, any dividends.  We intend to retain all earnings for our company’s operations.

The market price for our common stock may be volatile and subject to wide fluctuations, which may adversely affect the price at which you can sell our shares.

The market price for our common stock may be volatile and subject to wide fluctuations in response to factors including the following:

•	actual or anticipated fluctuations in our quarterly operations results;

•	changes in financial estimates by securities research analysts;

•	conditions in foreign or domestic cable and wire industry;

•	changes in the economic performance or market valuations of other companies in the same industry;

•	announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	addition or departure of key personnel;

•	fluctuations of exchange rates between the RMB and the U.S. dollar;

•	intellectual property litigation;

•	general economic or political conditions in the PRC; and

•	Other events or factors, many of which are beyond our control.

In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies.  These market fluctuations may also materially and adversely affect the market price of our stock, regardless of our actual operating performance.

Our common stock may be considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

Our common stock may be deemed to be “penny stock” as that term is defined under the Securities Exchange Act of 1934, as amended.  Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).  Penny stock rules impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market.  Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. A broker/dealer must receive a written agreement to the transaction from the investor setting forth the identity and quantity of the penny stock to be purchased.  These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

Our officers, directors and affiliates control us through their positions and stock ownership and their interests may differ from other stockholders.

Our Chairman, President and CEO, Mr. Hongbo Cao, has the voting rights on 27,929,242, or 94.0%, of our issued and outstanding common stock. As a result, he is able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions, including business combinations. The interests of Mr. Cao may differ from other stockholders.

We may require additional financing in the future and our operations could be curtailed if we are unable to obtain required additional financing when needed.

We may need to obtain additional debt or equity financing to fund future capital expenditures. Additional equity may result in dilution to the holders of our outstanding shares of capital stock. Additional debt financing may include conditions that would restrict our freedom to operate our business, such as conditions that:

•	limit our ability to pay dividends or require us to seek consent for the payment of dividends;

•	increase our vulnerability to general adverse economic and industry conditions;

•
require us to dedicate a portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow to fund capital expenditures, working capital and other general corporate purposes; and

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry.

We cannot guarantee that we will be able to obtain any additional financing on terms that are acceptable to us, or at all.

ITEM 2. PROPERTIES.

Under PRC law, all land in the PRC is owned by either the state or by rural collectives, which grant a “land use right” to an individual or entity after a purchase price for such land use right is paid to the government. The land use right grants the holder the right to use the land for a specified long-term period of time and other rights that are incidental to the ownership of the land. Land and buildings are regarded as two separate properties in China. Land users may use the land and own the buildings and improvements on it, but the sovereignty of the land is retained by the State or rural collectives.

We lease a parcel of land of approximately 14,040 square meters in Dalian from Dalian Wanbao Industrial Co. Ltd., which is the location of our manufacturing base of switch appliance products. The lease is for a term from October 1, 2001 through October 1, 2051 at an aggregate rent of RMB250,000 (approximately $367,647).  We own three factory buildings with 661.5 square meters, 1,531.05 square meters and 4,014.72 square meters of floor space, respectively, which are built upon this leased property.

We lease an area of 685.62 square meters of executive office space in the Xigang District in Dalian from Liaoning Ning’an Real Estate Co., Ltd. The lease is for a three-year term beginning of February 1, 2010 at an aggregate rent of RMB315,000 (approximately $46,323).  Prior to such lease, we leased an area of 480 square meters in Xigang District from an individual, Yurong Yao, at an annual rent of RMB 336,000 (approximately $49,412) from April 1, 2006 to April 1, 2009. After the lease expired, we paid rent based on the same terms on monthly basis until our new lease mentioned above commenced.

We have obtained the land use right certificate and building ownership certificates for our completed Phase I Changxing Facility, which includes factory facilities located in Xingang County, Lingang Industrial District of Changxing Island. In addition, we also obtained the land use right certificate for the land reserved for our Phase II Changxing Facility.

The  land and properties that we use are owned or leased by Dalian Befut.

Set forth in the following table is the detailed information of the properties that we currently use:

Nature of the Property	Property Location and Production Segment	Address	Area (square meters)	Ownership Status and Term
Land	Dalian Switch Appliance Products	Qipanzi County, Gezhenbao Town of Ganjingzi District, Dalian	14,040	Leased from Dalian Wanbao Industrial Co. Ltd. at an aggregate rent of RMB2,500,000 (approximately $367,647) for 50 years from Oct. 1 2001 through Oct. 1, 2051

Building	Dalian Switch Appliance Products (Warehouse)	Qipanzi County, Gezhenbao Town of Ganjingzi District, Dalian	661.5	Building Ownership Certificate: Dagan Cun Fang Zi Di 205010073
Building	Dalian Switch Appliance Products (Office)	Qipanzi County, Gezhenbao Town of Ganjingzi District, Dalian	1,531.05	Building Ownership Certificate : Dagan Cun Fang Zi Di 205010074
Building	Dalian Switch Appliance Products (Workshop)	Qipanzi County, Gezhenbao Town of Ganjingzi District, Dalian	4,014.72	Building Ownership Certificate : Dagan Cun Fang Zi Di 205010075
Building	Dalian Office	No.4-12, 17-20, 27 Floor, Liang Jiu International Building, No.5 Heyi Street, Xigang District, Dalian	685.62	Lease from Liaoning Ning’an Real Estate Co., Ltd. at an aggregate rent of RMB315,000 (approximately $46,323) in total for 3 years from Feb.1, 2010 through Feb. 1, 2013
Land	Dalian Traditional and Specialty Cable	Xingang Village, Sub-street office, Changxing Island, Dalian	120,953.0	Land use right (Certificate #:Da Guo Yong (2009) No. 06067) expires on Sep. 9, 2056
Land	Dalian Traditional and Specialty Cable	Xingang Village, Sub-street office, Changxing Island, Dalian	30,290.0	Land use right (Certificate #:Da Guo Yong (2009) No. 06066) expires on Sep. 9, 2056
Building	Dalian Traditional and Specialty Cable (Doorman Room)	No.20, Shimen Street, Lingang Industrial District, Changxing Island, Dalian	63.96	Building Ownership Certificate# 2009001864
Building	Dalian Traditional and Specialty Cable (Factory)	No.20, Shimen Street, Lingang Industrial District, Changxing Island, Dalian	2,744.56	Building Ownership Certificate# 2009001865
Building	Dalian Traditional and Specialty Cable (Factory)	No.20, Shimen Street, Lingang Industrial District, Changxing Island, Dalian	3,836.56	Building Ownership Certificate# 2009001866

Building	Dalian Traditional and Specialty Cable (Factory)	No.20, Shimen Street, Lingang Industrial District, Changxing Island, Dalian	3,836.56	Building Ownership Certificate# 2009001867
Building	Dalian Traditional and Specialty Cable (Office)	No.20, Shimen Street, Lingang Industrial District, Changxing Island, Dalian	2,001.63	Building Ownership Certificate# 2009001868
Building	Dalian Traditional and Specialty Cable (Office)	No.8, Qifeng Street, Lingang Industrial District, Changxing Island, Dalian	8,508.70	Building Ownership Certificate# 2009001869
Building	Dalian Traditional and Specialty Cable (Warehouse)	No.8, Qifeng Street, Lingang Industrial District, Changxing Island, Dalian	5,332.50	Building Ownership Certificate# 2009001870
Building	Dalian Traditional and Specialty Cable (Factory)	No.8, Qifeng Street, Lingang Industrial District, Changxing Island, Dalian	7,293.27	Building Ownership Certificate# 2009001871
Building	Dalian Traditional and Specialty Cable (Factory)	No.8, Qifeng Street, Lingang Industrial District, Changxing Island, Dalian	9,526.87	Building Ownership Certificate# 2009001872

Mortgaged Property

Dalian Befut entered into a long term loan agreement with China Development Bank Corporation in November 2009. In order to secure the loan, Dalian Befut mortgaged certain of its land use rights and owned buildings as set forth in the table below:

Loan Amount	Lending Institution	Contract Period	Type of Guarantee	Interest Rate	Property under Mortgage
RMB100 million ($14.7 million)	China Development Bank Corporation	November 2, 2009 to November 1, 2016	Mortgage	The interest rate is a variable rate equal to 5% per annum above the floating base interest for loans of the same term promulgated by the PRC’s central bank.
Dalian Befut’s land :
(Certificate #:Da Guo Yong
(2009) No. 06066 and  Da Guo Yong
(2009) No. 06067)

Dalian Befut’s buildings:
( Certificate# 2009001864,
2009001865, 2009001866,
2009001867, 2009001868,
2009001869, 2009001870,
2009001871, 2009001872)

ITEM 3. LEGAL PROCEEDINGS.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERMATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock was approved for quotation on the OTC Bulletin Board on September 28, 2006 and initially traded under the symbol FRZR.OB.  In connection with a 1-for-20 reverse stock split consummated on February 26, 2008, our symbol on the OTC Bulletin Board was changed to FREZ.OB.

On June 18, 2009, in connection with our name change and a 1-for-4.07 reverse stock split effective the same day, our symbol was changed to BFTI.OB.

The table below sets forth the reported high and low bid prices for the past two fiscal years. The bid prices shown reflect quotations between dealers, without adjustment for markups, markdowns or commissions, and may not represent actual transactions in our securities.  Shares of our common stock are very thinly traded, and the price if traded may be highly volatile and may not reflect the value of the Company.

	High Bid	Low Bid
Fiscal Year Ended June 30, 2010
06/30/2010	$-	$-
03/31/2010	$0.35	$0
12/31/2009	$0.42	$0.1
09/30/2009	$0.1	$0

Fiscal Year Ended June 30, 2009
06/30/2009	$0.10	$0.00
03/31/2009	$0.10	$0.03
12/31/2008	$0.13	$0.025
09/30/2008	$0.20	$0.10
_________________
* Source: Quarterly Trade & Quote Summary Report ordered from www.otcbb.com.

Common and Preferred Stock

We are authorized by our Articles of Incorporation, as amended, to issue an aggregate of 210,000,000 shares of capital stock, of which 200,000,000 are shares of common stock, par value $0.001 per share (the "Common Stock") and 10,000,000 are shares of preferred stock, par value $0.001 per share (the “Preferred Stock”).

Common Stock

All outstanding shares of Common Stock are of the same class and have equal rights and attributes. The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of our stockholders. All stockholders are entitled to share equally in dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available. In the event of liquidation, the holders of Common Stock are entitled to share ratably in all assets remaining after payment of all liabilities. The stockholders do not have cumulative or preemptive rights.

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

Holders

As of September 21, 2010, there were approximately 567 shareholders of record of our common stock and an indeterminate number of beneficial holders who held our Common Stock in street name.

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

The payment of dividends, if any, is at the discretion of the Board of Directors and is contingent on the Company's revenues and earnings, capital requirements, financial conditions and the ability of our subsidiary, WFOE, to obtain approval to send monies out of the PRC. The PRC's national currency, the Yuan or Renminbi, is not a freely convertible currency.

Penny Stock Regulations

Our securities are subject to the SEC's “penny stock” rules. The penny stock rules may affect the ability of owners of our shares to sell them. There may be a limited market for penny stocks due to the regulatory burdens on broker-dealers. The market among dealers may not be active. The mark-ups or commissions charged by the broker-dealers might be greater than any profit an investor may make. Because of large spreads market makers quote, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor.

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

Recent Sales of Unregistered Securities

In connection with the 1-for-4.07 reverse stock split (the “Reverse Split”) of our common stock effective June 18, 2009,  in order to preserve our number of outstanding round-lot shareholders our board of directors authorized the issuance of shares of common stock (in an amount equal to the difference between the number of shares a shareholder was to receive after the Reverse Split and 100) to each shareholder owning at least 100 shares but less than 407 shares of our common stock on June 17, 2009.  Accordingly, we issued an aggregate of 28,893 shares of common stock to various shareholders in the fiscal year ended June 30, 2010. These issuances were exempt from registration pursuant to Section 4(2) of the Securities Act.

            On June 7, 2010, we issued 200,007 shares of common stock upon the conversion of an outstanding convertible promissory note.  This issuance was exempt from registration pursuant to Section 3(9) of the Securities Act.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANDRESULTS OF OPERATIONS.

           The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those financial statements appearing elsewhere in this report.

           Certain statements in this report constitute “forward-looking statements”. Such forward-looking statements include statements, which involve risks and uncertainties, regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industries, (d) our future financing plans, and (e) our anticipated needs for, and use of, working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plan,” “potential,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” or the negative of these words or other variations on these words or comparable terminology. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks and matters described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

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

           Unless the context indicates otherwise, as used in the following discussion, the words “Company”, “we,” “us,” and “our,” each refer to (i) BEFUT International Co., Ltd. (f/k/a Frezer, Inc.), a corporation incorporated in the State of Nevada; (ii) BEFUT Corporation, a corporation incorporated in the State of Nevada and a wholly owned subsidiary of the Company (“Befut Nevada”); (ii) Hongkong BEFUT Co., Ltd. (“Befut Hongkong”), a wholly-owned subsidiary of Befut Nevada, incorporated under the laws of Hong Kong; (iii) Befut Electric (Dalian) Co., Ltd. (“WFOE”), a corporation incorporated under the laws of the People’s Republic of China (the “PRC”), and a wholly-owned subsidiary of Befut Hongkong; (vi) Dalian Befut Wire and Cable Manufacturing Co., Ltd. (“Dalian Befut”), a corporation incorporated under the laws of the PRC, which is a captive manufacturer of WFOE pursuant to a series of contractual agreements; (vii) Dalian Marine Cable Co., Ltd. (“Befut Marine”), a corporation incorporated under the laws of the PRC, and that is 86.6% owned by Dalian Befut; (viii) Dalian Befut Zhong Xing Switch Co., Ltd. (“Befut Zhong Xing”), a corporation incorporated under the laws of the PRC, and that is 73.5% owned by Dalian Befut; and (ix) Dalian Yuansheng Technology Co., Ltd. (“Dalian Yuansheng”), a corporation incorporated under the laws of the PRC, and that is 93.3% owned by Dalian Befut.

           Unless the context otherwise requires, all references to (i) “PRC” and “China” are to the People’s Republic of China; (ii) “U.S. dollar,” “$” and “US$” are to United States dollars; and (iii) “RMB”, “Yuan” and Renminbi are to the currency of the PRC or China.

Overview

We believe that we are one of the most competitive manufacturers of specialty cables in northeastern China.  For the fiscal year ended June 30, 2010, approximately 40% of our revenues were generated from traditional cable and almost 60% of our revenues were generated from specialty cable. We plan to concentrate our business on specialty cable products over the next five years to take advantage their higher profit margins as compared to traditional cable products. Our specialty cable products include, without limitation, marine cable, mine cable and petro-chemical cable. We also have the technical capability for the large-scale production of submarine cable and high-margin new energy cable, such as wind energy cable and solar energy cable. In addition, Dalian Yuansheng, a newly acquired subsidiary of Dalian Befut, is engaged in researching, developing and manufacturing conductive carbon-fiber to provide Dalian Befut with the raw materials it needs to produce carbon fiber composite cable products. Befut Zhong Xing, a subsidiary of Dalian Befut, is engaged in the production of electric switches and switch boxes, the supporting equipment of cable users.

We believe we are currently at the beginning of a rapid growth stage. Established in 1996 to produce small-scale traditional cable, Dalian Befut built a factory in Dalian in 2001 to enter the more profitable sector of specialty cables. From 2003 to 2008, our sales grew at an average rate of at least 50% per year. When we reached our full production capacity in 2008, we achieved annual sales of approximately $22 million. To expand our manufacturing capacity and production of specialty cables, in 2006 we commenced construction of our new production facility located approximately 120 km from Dalian on Changxing Island (the “Changxing Island Project”). To maintain our competitiveness, we continue to focus on researching and developing new products, and attracting new large-volume customers.  At the beginning of 2010, we completed Phase I of the Changxing Island Project (“Phase I Changxing Facility”), which increased our total annual production capacity from 800 km of cable to 2,400 km of cable as of June 30, 2010. We estimate that the Phase I Changxing Facility may reach its maximum annual capacity of 4,000 km by June 30, 2013, at which time we expect to commence construction of Phase II of the Changxing Island Project to add 45,000 square feet of facilities to further expand our production capacity of specialty cable (“Phase II Changxing Facility”).  At June 30, 2010, we believe we have the customer base and the technological, manufacturing and research and development capabilities to take advantage of the growing cable and wire market to produce high levels of sales and profits over the next few years.

Results of Operations

Fiscal year ended June 30, 2010 compared to the fiscal year ended June 30, 2009

	Fiscal year ended		% Change
All numbers in thousands except % numbers	June 30,2010	June 30,2009

Sales	$31,259	$19.309	62%
Cost of sales	$22,957	$14,102	63%
Gross profit	$8,302	$5,207	59%
Total operating expenses	$3,962	$1,379	187%
Total other income/(expenses)	$964	$(693)	239%
Net income	$4,512	$2,259	98%
Gross profit margin	27%	27%	0%
Basic earnings per share	$0.15	$0.08	87.5%
Diluted earnings per share	$0.15	$0.07	114.3%
Weighted average number of common shares outstanding:
Basic	29,545,797	29,488,341	0.2%
Diluted	30,110,241	30,431,891	-1.1%

Sales

           Our sales for the fiscal year ended June 30, 2010 were $31,258,662, an increase of $11,949,723, or 61.9%, as compared to the fiscal year ended June 30, 2009. The increase was primarily due to three factors: (i) significantly increased demand for our traditional cables and specialty cables from new and existing customers as compared to the demand in fiscal 2009, (ii) the increase of our annual production capacity after we relocated our production facilities to the Phase I Changxing Facility at the end of 2009, and (iii) increased prices of many of our cable products due to an increase in the average price of copper, our primary raw material, in the fiscal year ended June 30, 2010, which we passed on to our customers.

Cost of Sales

           Cost of sales is primarily comprised of the cost of raw materials used in the production of our cable products, direct labor and manufacturing overhead expenses. Our cost of sales for the fiscal year ended June 30, 2010 was $22,956,708, an increase of $8,855,163, or 62.8%, as compared to the fiscal year ended June 30, 2009. The percentage increase in our cost of sales was in line with the percentage increase in our sales.

Copper wire is our primary raw material. The volatility of the price of copper in the PRC directly impacts the price of our products. However, it does not significantly impact our profit margin because we are able to pass on the cost of raw materials to our customers. As most of our products are high-end specialty cable and a substantial portion of our sales are to large scale state-owned enterprises in China, we are in a position to negotiate the price of our products based on the prevailing market prices of raw materials. As a result, risk of volatility in our profit margin is greatly reduced.

Gross Profit

           Gross profit for the fiscal year ended June 30, 2010 was $8,301,954, an increase of $3,094,560, or 59.4%, as compared to the fiscal year ended June 30, 2009. Gross profit as a percentage of sales was 26.6% for the fiscal year ended June 30, 2010, a decrease of 0.3% as compared to the fiscal year ended June 30, 2009. Although we are able to pass certain increases in the cost of our raw materials such as copper, onto our customers, we experienced a minor increase in our cost of sales due to higher manufacturing costs which resulted in a slight decrease in our gross profit margin.

Selling, General and Administrative Expenses

           Our selling, general and administrative expenses consist primarily of salaries and bonuses for sales personnel, advertising and promotion expenses, freight charges, related compensation and professional fees, and amortization expenses. Selling expenses were $80,090 in the fiscal year ended June 30, 2010, as compared to $121,393 in the fiscal year ended June 30, 2009, a decrease of $41,303, or 34.0%. General and administrative expenses were $3,881,655 for the fiscal year ended June 30, 2010, an increase of $2,623,676, or 208.6%, as compared to the fiscal year ended June 30, 2009. Such increase was primarily due to the increase of amortization expenses of $943,463 related to intangible assets we acquired in the third and fourth quarters of fiscal 2009 and the increase in research and development expenses totaling $791,765, which were primarily for technologies that are the subject of Dalian Befut’s pending patents, and the costs associated with such patent applications.

Income from Operations

           Our operating income was $4,340,209 for the fiscal year ended June 30, 2010, an increase of $512,187, or 13.4%, as compared to $3,828,022 for the fiscal year ended June 30, 2009.  This increase was a result of a significant increase in the gross profit of our business of wire and cable manufacturing, partially offset by an increase of general and administrative expenses.

Government Subsidy

           In the fiscal year ended June 30, 2010, we received subsidies from various PRC governmental bureaus in the aggregate amount of $705,062 as compared to subsidies of $159,979 received in the fiscal year ended June 30, 2009.

           The subsidies were comprised of a subsidy in the aggregate amount of approximately $293,340 for the selection of our “Sanyuan” trademark as a “Famous Trademark” of China, two subsidies in the aggregate amount of $293,340 for our engagement in marine cable business and a refund of value added taxes in the aggregate amount of approximately $118,392 as a subsidy for employing physically-challenged workers. The subsidies are determined on a yearly basis and no assurances can be given that we will continue to receive such subsidies.

Interest Expenses

           Interest expense was $287,092 for the fiscal year ended June 30, 2010, a decrease of $133,526, or 31.7%, as compared to $420,618 for the fiscal year ended June 30, 2009.  Interest expense was reduced after we obtained a long-term bank loan with favorable terms from China Development Bank Corporation at the end of 2009.

Income Taxes

                      In fiscal 2010, our business operations were conducted solely by WFOE, Dalian Befut and its subsidiaries, and, as such, we were governed by the PRC Enterprise Income Tax Laws (the “EIT Law”). China enterprise income tax is calculated based on taxable income determined under Chinese generally accepted accounting principles. In accordance with the EIT Law, a Chinese domestic company is subject to taxes, including but not limited to: (i) an enterprise income tax rate of 25% and (ii) a value added tax of 17% for most of the goods sold.

           Provision for income taxes was $907,083 for the fiscal year ended June 30, 2010, an increase of $19,387, or 2.2%, compared to $887,696 for the fiscal year ended June 30, 2009. The lower increase (2.2%) in our income taxes as compared to the increase in our income from operations (13.4%) was primarily attributable to certain deductions from the income for taxation on basis such as our products are under “Famous Brand” in China and intangible assets allocation of our research and development fees before tax.

Net Income

           Net income for the fiscal year ended June 30, 2010 was $4,512,176, an increase of $2,252,763, or 99.7%, as compared to net income of $2,259,413 for the fiscal year ended June 30, 2009. The increase was mainly attributable to the increase of $3,094,560 in gross profit, $545,623 in government subsidies and $977,577 in other income, which was partially offset by an increase in general and administrative expenses of $2,623,676.

Outlook

Our management team believes that we will experience annual sales growth of over 70% in our fiscal year ending June 30, 2011.  Our growth projections are based on several factors, including the following:

•
We have invested $5.5 million to purchase approximately150,000 square meters of land (including the land reserved for the construction of the Phase II Changxing Facility) and $14.5 million on the construction of the Phase I Changxing Facility, which has a maximum annual production capacity of 4,000 km.

•
We have invested approximately $9 million in the purchase of 20 sets of new, technologically advanced manufacturing equipment used in the production of various specialty cable. These sets of equipment, in addition to over 50 sets of manufacturing equipment we already own, should meet most of the needs of our development plan to maximize the production capacity of the Phase I Changxing Facility and generate an annual revenue of over $150 million in the next three years.

•
Among our customer base of more than 500 customers, there are at least 30 “large” customers with average annual specialty cable orders of over $7 million. Prior to fiscal 2010, we had several large customers, but due to our production limitations, we were unable to accept large-volume orders from such customers. Now that the Phase I Changxing Facility is operational, we have a total annual production capacity of 2,400 km of cable and can meet large-volume orders for specialty cable. Since early 2010, we focused our sales strategy on customers with large-volume orders. We estimate that in fiscal 2011, we will accept large-volume orders (more than $700,000 each) from 37 clients, including 11 petro-chemical companies, 16 mining and metallurgical companies, 5 nuclear power plants and 5 shipbuilding companies. These 37 clients are expected to generate sales of approximately $45 million in fiscal 2011, which is expected to represent 80% of our sales. At the same time, we plan to develop at least 10 new “large” customers each year. There are currently more than 100 companies located in northern China with average annual specialty cable requirements of over $7 million.  As most of our competitors are located in southern China, our geographic location provides us with a significant advantage over them with respect to attracting large customers in northern China because of lower transportation costs, regional relationships, and similar cultural backgrounds.

•
At June 30, 2010, our working capital was approximately $20 million, which we believe to be sufficient to meet the financing needs of our recent developments. In 2009, we secured a $14.6 million long-term loan from China Development Bank Corporation, primarily to finance the Changxing Island Project. To support the high level of growth we expect in fiscal 2011, we intend to consummate a debt and/or equity financing, if we can obtain terms acceptable to us.

•
We will continue to consider strategic acquisitions of or investments in companies that complement our growth strategies and expand our product offerings. For example, Befut Zhong Xing, acquired in July 2009, contributed approximately 2.7% of our revenues in the year ended June 30, 2010. Dalian Befut’s recently acquired subsidiary, Dalian Yuansheng, is expected to provide Dalian Befut with the conductive carbon fiber raw materials for the production of carbon fiber composite cable products.

Liquidity and Capital Resources

Selected Measures of Liquidity and Capital Resources

           The following table sets forth certain relevant measures regarding our liquidity and capital resources:

(dollars in thousands, except ratios)	June 30, 2010	June 30, 2009

Cash and cash equivalents and restricted cash	$2,500	$796

Working capital	$7,215	$10,033

Ratio of current assets to current liabilities	1.5:1	1.8:1

           Our approximately $2.8 million decrease in working capital from June 30, 2009 to June 30, 2010 was primarily due to the decrease of $2.3 million of current assets and the increase of $0.5 million of current liabilities. The decrease of current assets mainly includes the decrease of $5.9 million of loans we made to unrelated parties, partially offset by the increase of $1.7 million in cash and $1.2 million in inventory. The increase of current liabilities mainly includes the increase of $2.5 million of accounts payable and accrued expenses, partially offset by our repayment of $2 million in short-term loans. Approximately 85% of our loans to unrelated parties were reduced, with the current outstanding amount of $1,054,090 as of June 30, 2010.

Cash Flows

           We had a net increase of $1,703,967 in cash, cash equivalents and restricted cash from June 30, 2009 to June 30, 2010, as compared to a net increase of $443,252 from June 30, 2008 to June 30, 2009, respectively. The following table summarizes such changes:

	For the Fiscal Year Ended
(dollars in thousands)	June 30, 2010	June 30, 2009
Net cash provided by (used in) operating activities	$7,283	$2,545
Net cash used in investing activities	$(12,973)	$(13,669)
Net cash provided by financing activities	$7,372	$11,494
Net increase in cash and cash equivalents and restricted cash	$1,704	$443

           We generated net cash of $7,283,445 through our operating activities in our fiscal year ended June 30, 2010, an increase of $4,738,809, or 186.2%, as compared to $2,544,636 in our fiscal year ended June 30, 2009.  We have historically financed our operations and capital expenditures principally through cash provided by operations and bank loans. The net cash obtained from our financing activities in the fiscal year ended June 30, 2010 was approximately $5.6 million less than the amount used in investment activities for the same period. We invested part of the cash generated by our operating activities to complete the Phase I Changxing Facility. Our management believes that we have sufficient cash, along with projected cash to be generated from operations, and access to short-term bank loans to support our current operations for the next twelve months. We believe our cash position is strong and sufficient to meet our anticipated working capital needs.  However, if events or circumstances occur and we do not meet our budgeted operating plan, we may be required to seek additional capital and/or reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives.  Notwithstanding the foregoing, we may seek additional financing, which may include debt and/or equity financing. There can be no assurance that any additional financing will be available on acceptable terms, if at all.  Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

Operating Activities

           During the fiscal year ended June 30, 2010, net cash derived from operating activities was $7,283,445, an increase of $4,738,809 as compared to $2,544,636 of net cash derived from operating activities during the fiscal year ended June 30, 2009. The increase in net cash of approximately $4.7 million was mainly due to the increase of net income of $2.2 million, the increase of amortization of $1.1 million and the decrease of accounts receivable of $2 million.

Investing Activities

           During the fiscal year ended June 30, 2010, we used net cash in investing activities of $12,973,443, a decrease of $695,284 as compared to $13,668,727 in net cash we used in investing activities for the fiscal year ended June 30, 2009.

Financing Activities

           During the fiscal year ended June 30, 2010, net cash provided by financing activities was $7,372,367, a decrease of $4,121,861, as compared to net cash of $11,494,228 provided by financing activities in the fiscal year ended June 30, 2009. This decrease was principally due to the decrease of approximately $5 million of additional paid-in capital, as compared to the fiscal year ended June 30, 2009. We increased our net long-term bank loans by $9 million to finance the equipment for and construction of our Phase I Changxing Facility, and repaid approximately $2 million of our short-term bank loans.  We also repaid the outstanding principal amount, including all interest accrued thereon, on our convertible notes in the aggregate principal balance of $370,000 due March 2010. The remaining convertible notes in the aggregate principal amount of $130,000 were converted into 200,007 shares of our common stock at the conversion price of $0.65 per share on May 6, 2010.

Financial Obligations

           As of June 30, 2010, our outstanding loans were as follows:

Creditors	Loan Amount	Interest Rate	Term	Maturity Date

Harbin Bank	$2,946,000	6.372%	1 year	09/15/10

Bank of Dalian	$2,356,800	6.903%	1 year	10/29/10

Bank of East Asia	$736,500	6.318%	6 months	12/25/10

China Development Bank	$14,730,000	6.237%	7 years	11/01/16

Accounts Receivable

           The balance of our accounts receivable was $9,292,310, net of allowance for doubtful accounts of $83,295, as of June 30, 2010, as compared to $8,560,592, net of allowance for doubtful accounts of $20,222, as of June 30, 2009. The days’ sales in receivables for the fiscal year ended June 30, 2010 were 107 days, compared to 160 days for the fiscal year ended June 30, 2009.

Inventories

           Inventories consisted of the following as of June 30, 2010 and 2009, respectively:

(dollars)	June 30, 2010	June 30, 2009
Category
Raw materials	$1,093,193	$400,343
Work-in-process	323,275	60,703
Finished goods	1,127,321	892,486
Total inventories	$2,543,789	$1,353,532

           We had total inventory of $2,543,789 as of June 30, 2010, an increase of $1,190,257, or 87.9%, as compared to inventory of $1,353,532 as of June 30, 2009. Days’ sales in inventory for the fiscal year ended June 30, 2010 for the fiscal year were 40 days, compared to 35 days for the fiscal year ended June 30, 2009. This increase was primarily due to the significant increases in our production in fiscal 2010.

Loan to Unrelated Parties

           We had a net decrease of $5,901,533, or 84.8%, in loans to unrelated parties as of June 30, 2010 as compared to June 30, 2009.  As of June 30, 2010, the aggregate outstanding balance of such loans was $1,054,090.

Off-Balance Sheet Arrangements

           At June 30, 2010, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Use of Estimates

Management's discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”). Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See Note 2 to our consolidated financial statements, “Summary of Significant Accounting Policies.” We believe that the following paragraphs reflect the more critical accounting policies that currently affect our financial condition and results of operations:

Use of Estimates and Assumption

The preparation of consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include allowance for doubtful accounts and income taxes. Actual results could differ from those estimates.

Revenue Recognition

The Company derives its revenues primarily from the design, manufacture and sale of industrial wires and cables in the PRC. In accordance with the provisions of ASC Topic 605, revenue is recognized when products are shipped, title and risk of loss is passed to the customers and collection is reasonably assured. Payments received before the above criteria are satisfied are recorded as advance from customers.

Cash and Cash Equivalents

In accordance with FASB ASC Topic 230, "Statement of Cash Flows", the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are recorded net of allowance for doubtful accounts. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts.  Periodically, management assesses customer credit history and relationships as well as performs an analysis on the aging of accounts receivable.  Based on the results of such analysis, management determines whether certain balances are deemed uncollectible at the end of a certain fixed period.  Using its past collection experience, the Company reserves 0.3% of accounts receivable balances that have been outstanding for less than one year, 3% of accounts receivable balances that have been outstanding for more than one year but less than two years, and 10% of accounts receivable balances that have been outstanding for more than two years. At June 30, 2010 and 2009, the Company had accounts receivable of $9,292,310 and $8,560,592, net of allowance for doubtful accounts of $83,295 and $20,222, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Balance sheets, as of June 30, 2010 and 2009, and statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2010 and 2009, together with the related notes and the reports of independent registered public accounting firms, are set forth on the “F” pages of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, which included inquiries made to certain other of our employees. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that, as of June 30, 2010, our disclosure controls and procedures were effective and sufficient to ensure that we record, process, summarize and report information required to be disclosed in our periodic reports filed under the Securities and Exchange Commission's rules and forms.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statement for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

Management assessed our internal control over financial reporting as of June 30, 2010, the end of our fiscal year of 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework." The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on management's assessment using the COSO criteria, management has concluded that our internal control over financial reporting was effective as of June 30, 2010 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control

There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter ending June 30, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Auditor Attestation

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this annual report.

ITEM 9B. OTHER INFORMATION

On September 23, 2010,  Mr. Yining Xia resigned from his position as a director of the Company.

Mr. Xia’s resignation as a director of the Company was not a result of any disagreement with the Company on matters relating to its operations, policies or practices.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

General

Listed below are the names and ages of all our directors and executive officers for the fiscal year ended June 30, 2010 along with their positions, offices and term:

Name	Age	Title	Director or Officer Since
Hongbo Cao	43	Chairman of the Board, Chief Executive Officer and President	March 13, 2009
Mei Yu	39	Director, Chief Financial and Accounting Officer and Treasurer	March 13, 2009
Haiyang Lu	31	Secretary	March 13, 2009
Yining Xia	48	Former Director	March 13, 2009 – September 23, 2010

All of our directors hold offices until our next annual meeting of the shareholders, and a successor has been duly elected and qualified or until his or her earlier resignation, removal from office, death or incapacity. Officers serve at the discretion of the board of directors.

The following sets forth biographical information regarding the above directors and executive officers.

Mr. Hongbo Cao, Chairman of the Board, Chief Executive Officer and President. Mr. Cao has served as Chairman of Dalian Befut, our captive manufacturer,  since December 2006. Prior to that, he also served as the CEO of Dalian Befut since June 2002, and therefore has significant experience in the cable and wire industry in China. He was formerly the CEO of Dalian Xincheng Power Equipment Co., Ltd. from 1985 to 2002. Mr. Cao is also a director of Befut Nevada, our direct intermediary subsidiary.  Mr. Cao is a licensed senior economist in China. He received a Master’s Degree in Political Economics from Liaoning Normal University in China in 2000 and a Bachelor’s Degree in Law from Dongbei University of Finance and Economics in China in 1998. We believe Mr. Cao’s  industry, commercial, financial, management and legal experience qualifies him to serve as our Chairman.

Ms. Mei Yu, Director, Chief Financial Officer and Treasurer.  Ms. Yu has served as Director of Finance of Dalian Befut, our captive manufacturer, since 1997.  Ms.Yu is a graduate of Dongbei University of Finance and Economics in Financial Management in 1991. She has over 17 years of experience in accounting and finance in China and has been familiar with Dalian Befut’s financial condition. We believe that Ms. Yu’s knowledge of Dalian Befut’s history and her experience in accounting and finance in China qualify her to serve a director of our company.

Mr. Haiyang Lu, Secretary. Mr. Lu has been the head of the Strategic Development Department of Dalian Befut and a CEO Assistant of Dalian Befut from 2006. Prior to that, he was Manager of Planning for Dalian Yuandian Advertisement Co., Ltd. in 2003 and Manager of Business Planning for Dalian Tianwei Medicine Co., Ltd. from 2004 to 2006. Mr. Lu received a Bachelor’s Degree in Marketing and Sales from Bohai University in China.

Mr. Yining Xia, Former Director.  Mr. Xia resigned as a member of our board of directors on September 23, 2010.  Mr. Xia previously served as Director (from 2001 to 2007) and Associate Director (from 2000 to 2001) of TIAA-CREF, one of the largest financial services companies in the United States. Prior to that, he was served as Assistant Vice President of Citi Group from 1999 to 2000. Mr. Xia is currently President of Allport America, Inc., a consulting firm he founded. Mr. Xia is also a director of Befut Nevada, the Company’s direct intermediary subsidiary.  Mr. Xia obtained a PhD in Mathematics from the Ohio State University in 1990 and a Master’s Degree in Mathematics from Jilin University in China in 1986. Mr. Xia’s capital market and financial experience qualified him to serve as a director of company and to provide us necessary guidance as a U.S. public company.

Family Relationships

There are no family relationships among our directors or executive officers.

Director or Officer Involvement in Certain Legal Proceedings

To our knowledge, our directors and executive officers were not involved in any legal proceedings as described in Item 401(f) of Regulation S-K in the past ten years.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s Common Stock to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC.  Directors, executive officers and greater than 10% stockholders are required by SEC rules to furnish the Company with copies of Section 16(a) forms they file. Based upon a review of the filings made on their behalf during the fiscal year ended June 30, 2010, as well as an examination of the SEC’s EDGAR system Form 3, 4, and 5 filings and the Company’s records, the following table sets forth exceptions to timely filings:

Name	Reporting Event

Yining Xia, Former Director	Form 4 reporting the our repayment of certain convertible notes on March 12, 2010.

Code of Ethics

We have not yet adopted a Code of Ethics for our executive officers. We intend to adopt a Code of Ethics applying to such persons during the fiscal year ending June 30, 2011.

Audit Committee

We have not yet appointed an audit committee. Our board of directors currently acts as our audit committee. At the present time, we believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

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

Summary of Executive Compensation

The following is a summary of the compensation paid for the fiscal years indicated to each person serving as our named executive officers during the fiscal years ended June 30, 2010 and 2009, respectively.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Hongbo Cao	2010	$35,294	-0-	-0-	-0-	-0-	-0-	-0-	$35,294
(President and Chief	2009	$35,136	-0-	-0-	-0-	-0-	-0-	-0-	$35,016.
Executive Officer )

Mei Yu	2010	$14,118	-0-	-0-	-0-	-0-	-0-	-0-	$14,118
(Chief Financial Officer and	2009	$11,712	-0-	-0-	-0-	-0-	-0-	-0-	$11,712
Chief Accounting Officer )

Narrative Disclosure to Summary Compensation Table

As of June 30, 2010, we had not entered into any employment agreements with our named executive officers.

Outstanding Equity Awards At Fiscal Year-End

As of June 30, 2010, there were no outstanding equity awards to any of our named executive officers or directors.
Compensation of Directors

As of the date of this report, we have no formal or informal arrangements or agreements to compensate our directors for services they provide as directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND RELATED  STOCKHOLDERS MATTERS

The following table sets forth as of September 24, 2010, the number of shares of our common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our outstanding common stock, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Class (2)
BEFUT International Co. Limited (3)	27,929,242	94.0%

Hongbo Cao (4)	27,929,242	94.0%

Tingmin Li (5)	12,580,739	42.3%

Mei Yu	0	0.0%

Haiyang Lu	0	0.0%

All Directors and Officers as a Group (3 individuals)	27,929,242	94.0%

(1)	The address of each of the beneficial owner is c/o Dalian Befut Wire & Cable Manufacturing Co., Ltd., 27th Floor, Liangjiu International Tower, 5 Heyi Street, Dalian City, 116011, P. R. China.

(2)
When calculating the percentage of shares for all the persons listed and all directors and officers as a group, the denominator is the number of shares of our common stock outstanding as of September 24, 2010, namely, 29,715,640 shares of common stock.

(3)
BEFUT International Co. Limited (“Befut BVI”) directly owns 27,929,242 shares of our common stock. Mr. Hongbo Cao, as the sole director of Befut BVI, has sole voting and investment control over the shares of common stock owned by Befut BVI.

(4)
Mr. Hongbo Cao, as the sole director of Befut BVI, has sole voting and investment control over the shares of common stock owned by Befut BVI and, as a result, may be deemed to be the beneficial owner of the 27,929,242 shares of our common stock owned by Befut BVI. Alternatively, Mr. Hongbo Cao is the beneficial owner of 12,580,739 shares of our common stock pursuant to a certain Stockholders Agreement of Befut BVI dated March 13, 2009 (the “Befut BVI Stockholders Agreement”).  The Befut BVI Stockholders Agreement provides that, upon request by any stockholder, Befut BVI is required to distribute to such stockholder their pro rata amount of our common stock owned by Befut BVI.  Mr. Cao, as a 45.05% equity holder of Befut BVI, has the right to receive 12,580,739 shares of our common stock from Befut BVI.

(5)	Mr. Li, as a 45.05% equity holder of Befut BVI, has the right to receive 12,580,739 shares of our common stock from Befut BVI upon request pursuant to the Befut BVI Stockholders Agreement.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Changes in Control

Not Applicable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORINDEPENDENCE.

On February 16, 2009, WFOE entered into a series of agreements with Dalian Befut, including an Original Equipment Manufacturer Agreement, an Intellectual Property License Agreement and a Non-competition Agreement (collectively, the “OEM Agreements”), pursuant to which Dalian Befut became a captive manufacturer of WFOE.  For a description of the OEM Agreements, see “Business – Manufacturing  – OEM Agreements.”  Mr. Hongbo Cao, our current Chairman, President and Chief Executive Officer, and Mr. Tingmin Li, one our principal stockholders, own an aggregate of 94.6% of the equity interests of Dalian Befut.

In the share exchange consummated on March 13, 2009, Befut BVI, as the sole shareholder of Befut Nevada, exchanged all of the shares it owned in Befut BVI for the issuance of 120,899,170 shares of the Company. Mr. Hongbo Cao, our current Chairman, President and Chief Executive Officer, Mr. Tingmin Li, one our principal stockholders, Mr. Yining Xia, our former director, are also shareholders of Befut BVI. Mr. Cao, the sole director of Befut BVI, is deemed to have the sole voting and investment control over the shares of our Common Stock owned by Befut BVI.

Mr. Yining Xia, our former director, purchased convertible notes and warrants in the private placement for $170,000 on March 13, 2009. The terms of the purchase offered to Mr. Xia was the same as those to the other three investors in the private placement.

Other than the above transactions or as otherwise set forth in this report or in any reports filed by the Company with the SEC, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K. The Company is currently not a subsidiary of any company.

Our Board conducts an appropriate review of and oversees all related party transactions on a continuing basis and reviews potential conflict of interest situations where appropriate. The Board has not adopted formal standards to apply when it reviews, approves or ratifies any related party transaction. However, the Board believes that the related party transactions are fair and reasonable to the Company and on terms comparable to those reasonably expected to be agreed to with independent third parties for the same goods and/or services at the time they are authorized by the Board.

Independence of the Board of Directors

We have no independent directors as that term is defined by Rule 5605(a)(2) of the NASDAQ Listing Rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

We paid or accrued the following fees in each of the prior two fiscal years to our principal accountants:

PATRIZIO & ZHAO, LLC

	Fiscal Year Ended	Fiscal Year Ended
	June 30, 2010	June 30, 2009
Audit Fees	$110,000	$80,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$110,000	$80,000

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

BEFUT International Co., Ltd.

Date: September 28, 2010	By:	/s/ Hongbo Cao
Hongbo Cao, President and CEO

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

September 28, 2010	/s/ Hongbo Cao
Hongbo Cao, Chairman of the Board of Directors
President and CEO
(principal executive officer)

September 28, 2010	/s/ Mei Yu
Mei Yu, Director, Chief Financial Officer and Treasurer
(principal financial officer and principal accounting officer)

BEFUT International Co., Ltd.
Exhibit Index to Annual Report on Form 10-K
For the Fiscal Year Ended June 30, 2010

3.1	Amended and Restated Articles of Incorporation of the Company (1)

3.2	Bylaws of the Company. (2)

4.1	Form of Convertible Note issued to the investors in our private placement dated March 13, 2009. (3)

4.2	Form of Warrant issued to the investors in our private placement dated March 13, 2009. (3)

10.1	Share Exchange Agreement, dated March 13, 2009 by and between the Company, Befut Nevada and Befut BVI. (3)

10.2	Securities Purchase Agreement, dated as of March 13, 2009 by and among the Company and the Investors. (3)

10.3	Original Equipment Manufacturer Agreement dated February 16, 2009 by and between WFOE and Dalian Befut. (3)

10.4	Intellectual Property License Agreement dated February 16, 2009 by and between WFOE and Dalian Befut. (3)

10.5	Non-competition Agreement dated February 16, 2009 by and between WFOE and Dalian Befut. (3)

10.6	Lease between Dalian Befut and Dalian Wanbao Industrial Co. Ltd. (4)

10.7	RMB Loan Agreement dated November 2, 2009 by and between Dalian Befut and China Development Bank Corporation.

10.8	Pledge Contract dated November 2, 2009 by and between Hongbo Cao and China Development Bank Corporation.

10.9	Pledge Contract dated November 2, 2009 by and between Tingmin Li and China Development Bank Corporation.

10.10	Mortgage Contract dated November 2, 2009 by and between Dalian Befut and China Development Bank Corporation regarding Land Use Right.

10.11	Mortgage Contract dated November 2, 2009 by and between Dalian Befut and China Development Bank Corporation regarding Building Ownership.

21.1	List of Subsidiaries.

31.1	Certification of the principal executive officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of the principal financial officer and the principal accounting officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the principal financial officer and treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on June 18, 2009, and incorporated herein by this reference.

(2)	Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the SEC on June 1, 2005, and incorporated herein by this reference.

(3)	Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on March 19, 2009, and incorporated herein by this reference.

(4)	Filed as an exhibit to the Company's Current Report on Form 10-K, as filed with the SEC on October 9, 2009, and incorporated herein by this reference.

BEFUT INTERNATIONAL CO., LTD.

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009

Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
BEFUT International Co., Ltd.

We have audited the accompanying consolidated balance sheets of BEFUT International Co., Ltd. (the “Company”) as of June 30, 2010 and 2009, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BEFUT International Co., Ltd. as of June 30, 2010 and 2009, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Patrizio & Zhao, LLC

Parsippany, New Jersey
September 21, 2010

BEFUT INTERNATIONAL CO., LTD.

Consolidated Balance Sheets

	June 30, 2010	June 30, 2009
Assets
Current assets:
Cash and cash equivalents	$1,319,173	$210,301
Restricted cash	1,181,095	586,000
Accounts receivable, net of allowance for doubtful accounts of $83,295	9,292,310	8,560,592
and $20,222 at June 30, 2010 and 2009, respectively
Inventory	2,543,789	1,353,532
Loans to unrelated parties	1,054,090	6,955,623
Bank loan security deposits	1,031,100	733,233
Advance payments	693,473	866,868
Advance payments – R & D	2,088,714	2,956,370
Due from related party	472,838	-
Other current assets	521,739	273,391
Total current assets	20,198,321	22,495,910

Property and equipment, net	31,618,074	18,646,274

Other assets:
Intangibles, net	15,669,375	11,335,978
Long-term investment	-	2,930
Total other assets	15,669,375	11,338,908

Total assets	$67,485,770	$52,481,092

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$3,119,646	$659,142
Trade notes payable	-	1,172,000
Short-term bank loans	6,039,300	8,057,500
Current portion of long-term bank loans	294,600	-
Convertible notes payable	-	500,000
Loans from unrelated party	370,000	249,050
Advances from customers	533,806	372,417
Income tax payable	1,655,747	777,497
Other taxes payable	77,895	37,975
Other current liabilities	891,892	636,514
Total current liabilities	12,982,886	12,462,095

Long-term bank loan	14,435,400	5,470,310

Total liabilities	27,418,286	17,932,405

Equity
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized,	-	-
no shares issued or outstanding
Common stock, $0.001 par value, 200,000,000 shares authorized,	29,716	29,488
29,715,666 and 29,488,341 shares issued and outstanding at
Jun 30, 2010 and 2009, respectively
Additional paid-in capital	21,838,047	21,708,275
Statutory reserves	1,181,189	729,135
Retained earnings	13,810,157	9,750,035
Accumulated other comprehensive income	2,166,533	1,956,623
Total stockholders’ equity	39,025,642	34,173,556
`
Noncontrolling interest	1,041,842	375,131

Total equity	40,067,484	34,548,687

Total liabilities and equity	$67,485,770	$52,481,092

The accompanying notes are an integral part of these consolidated financial statements.

BEFUT INTERNATIONAL CO., LTD.

Consolidated Statements of Operations and Other Comprehensive Income

	For the Years Ended June 30,
	2010	2009

Sales	$31,258,662	$19,308,939

Cost of sales	22,956,708	14,101,545

Gross profit	8,301,954	5,207,394

Operating expenses
Selling expenses	80,090	121,393
General and administrative expenses	3,881,655	1,257,979
Total operating expenses	3,961,745	1,379,372

Income from operations	4,340,209	3,828,022

Other income (expenses):
Government subsidy income	705,602	159,979
Interest expense, net	(287,092)	(420,618)
Other income (expenses), net	545,008	(432,569)
Total other income (expenses)	963,518	(693,208)

Income before provision for income taxes	5,303,727	3,134,814

Provision for income taxes	907,083	887,696

Net income before noncontrolling interest	4,396,644	2,247,118

Less: net loss attributable to noncontrolling interest	(115,532)	(12,295)

Net income attributable to BEFUT	4,512,176	2,259,413

Other comprehensive income
Foreign currency translation adjustment	209,910	142,037

Comprehensive income	$4,722,086	$2,401,450

Basic earnings per share	$0.15	$0.08
Diluted earnings per share	$0.15	$0.07

Weighted average number of common shares outstanding:
Basic	29,545,797	29,488,341
Diluted	30,110,241	30,431,891

The accompanying notes are an integral part of these consolidated financial statements.

BEFUT INTERNATIONAL CO., LTD.

Consolidated Statements of Stockholders’ Equity
								Accumulated
					Additional			other	Total
	Preferred Stock		Common Stock		Paid-in	Statutory	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Reserve	Earnings	Income	Equity

Balance at July 1, 2008	-	$-	117,768,300	$117,768	$4,934,974	$653,287	$7,566,470	$1,814,586	$15,087,085

Recapitalization upon reverse merger	-	-	2,090,830	2,091	(2,091)	-	-	-	-

Effect of reverse stock split	-	-	(90,370,789)	(90,371)	90,371	-	-	-	-

Additional paid-in capital	-	-	-	-	16,685,021	-	-	-	16,685,021

Net income	-	-	-	-	-	-	2,259,413	-	2,259,413

Statutory reserve	-	-	-	-	-	75,848	(75,848)	-	-

Other comprehensive income	-	-	-	-	-	-	-	142,037	142,037

Balance at June 30, 2009	$-	$-	$29,488,341	$29,488	$21,708,275	$729,135	$9,750,035	$1,956,623	$34,173,556

Issuance of common shares	-	-	227,325	228	129,772	-	-	-	130,000

Net income	-	-	-	-	-	-	4,512,176	-	4,512,176

Statutory reserve	-	-	-	-	-	452,054	(452,054)	-	-

Other comprehensive income	-	-	-	-	-	-	-	209,910	209,910

Balance at June 30, 2010	$-	$-	29,715,666	$29,716	$21,838,047	$1,181,189	$13,810,157	$2,166,533	$39,025,642

The accompanying notes are an integral part of these consolidated financial statements.

BEFUT INTERNATIONAL CO., LTD.

Consolidated Statements of Cash Flows

	For the Years Ended June 30,
	2010	2009
Cash flows from operating activities:
Net Income	$4,512,176	$2,259,413
Adjustments to reconcile net income to net cash
Provided by (used in) operating activities:
Depreciation and amortization	1,644,756	553,064
Noncontrolling interest	(115,532)	(12,295)
Donated intangible assets received	-	(155,290)
Changes in current assets and current liabilities:
Accounts receivable	(687,316)	(2,634,196)
Inventory	(1,177,807)	297,172
Advance payments	762,442	307,584
Other current assets	(249,487)	634,375
Accounts payable and accrued expenses	2,454,268	(854,391)
Trade notes payable	(1,173,360)	1,172,000
Advances from customers	158,674	17,522
Income tax payable	870,266	777,497
Other taxes payable	39,904	(9,173)
Other current liabilities	244,461	191,354
Total adjustments	2,771,269	285,223

Net cash provided by operating activities	7,283,445	2,544,636

Cash flows from investing activities:
Loans to unrelated parties	5,914,113	(6,448,170)
Advance payments for property and equipment	(583,921)	(642,672)
Advance payments for R & D	880,020	(2,956,370)
Due from related party	(470,816)	-
Additions to property and equipment	(18,715,772)	(142,478)
Additions to construction in progress	-	(3,395,532)
Acquisition of intangible assets	-	(83,505)
Long-term investment	2,933	-

Net cash used in investing activities	(12,973,443)	(13,668,727)

Cash flows from financing activities:
Bank loan security deposits	(292,607)	(100,353)
Proceeds (repayment) of short-term bank loans	(2,053,380)	5,860,000
Convertible notes payable	(500,000)	500,000
Loans from unrelated parties	120,661	249,050
Proceeds (repayment) of long-term bank loans	9,190,342	(316,440)
Additional paid-in capital	130,000	5,301,971
Contribution from minority shareholder	777,351	-

Net cash provided by financing activities	7,372,367	11,494,228

Effect of foreign currency translation on cash	21,598	73,115

Net increase in cash and cash equivalents and restricted cash	1,703,967	443,252

Cash and cash equivalents and restricted cash at beginning of year	796,301	353,049

Cash and cash equivalents and restricted cash at end of year	$2,500,268	$796,301

Supplemental schedule of non cash activities:
Construction in progress transferred to property and equipment	$11,246,719	$-
Construction in progress transferred to intangible assets	$5,487,937	$-
Intangible assets received in exchange for ownership	$-	$11,383,050

The accompanying notes are an integral part of these consolidated financial statements.

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
June 30, 2010 and 2009

Note 1 – Organization and Nature of Business

BEFUT International Co., Ltd., formerly known as Frezer, Inc. (“Frezer”), a former public shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended, was established under the laws of Nevada on May 2, 2005. The accompanying consolidated financial statements include the financial statements of BEFUT International Co., Ltd. and its subsidiaries (collectively, the “Company”). The Company’s primary business is to design manufacture and sell industrial wires and cables.

On March 13, 2009, Frezer entered into and consummated a series of transactions whereby (a) Frezer acquired 100% of the outstanding shares of common stock of Befut Corporation, a company incorporated in the State of Nevada on January 14, 2009 (“Befut Nevada”), constituting all of the capital stock of Befut Nevada, from Befut International Co. Limited, a British Virgin Islands company (“Befut BVI”) in exchange for the issuance to Befut BVI of an aggregate of 117,768,300 shares of Frezer’s common stock and the cancellation of an aggregate of 2,176,170 shares of Frezer’s common stock and (b) Frezer raised $500,000 in gross proceeds from the sale to four investors of convertible promissory notes of Frezer in the aggregate principal amount of $500,000 and warrants to purchase an aggregate of 720,076 shares of Frezer’s common stock. The acquisition was accounted for as a reverse acquisition under the purchase method for business combinations. On June 18, 2009, the Company effectuated a name change from its original name “Frezer, Inc.” to “BEFUT International Co., Ltd.”.

Hongkong BEFUT Co., Ltd. (“Befut Hongkong”) was incorporated on September 10, 2008 under the laws of Hong Kong and is a wholly-owned subsidiary of Befut Nevada.  On February 13, 2009, Befut Hongkong invested 100% of the registered capital to form Befut Electric (Dalian) Co., Ltd. (“WFOE”), a Chinese company incorporated in the city of Dalian, the People’s Republic of China (the “PRC” or “China”).

On February 16, 2009, WFOE entered into a series of agreements, the purpose of which was to restructure Dalian Befut Wire & Cable Manufacturing Co., Ltd. (“Dalian Befut”) in accordance with applicable PRC law so that Dalian Befut could raise capital and grow its business (the “Restructuring”). Dalian Befut was incorporated on June 13, 2002 under the laws of the PRC. The Restructuring included the following arrangements: First, WFOE entered into an Original Equipment Manufacturer Agreement (the “OEM Agreement”) with Dalian Befut containing the following material provisions: (i) Dalian Befut may not manufacture products for any person or entity other than WFOE without the written consent of WFOE; (ii) WFOE is to provide all raw materials and advance related costs to Dalian Befut, as well as provide design requirements for products to be manufactured; (iii) WFOE is responsible for marketing and distributing the products manufactured by Dalian Befut and will keep all related profits and revenues; and (iv) WFOE has an exclusive right, exercisable in its sole discretion, to purchase all or part of the assets and/or equity of Dalian Befut at a mutually agreed price to the extent permitted by applicable PRC law. In addition, on February 16, 2009, WFOE entered into two ancillary agreements with Dalian Befut: (i) an Intellectual Property License Agreement, pursuant to which WFOE shall be permitted to use intellectual property rights such as trademarks, patents and know-how for the marketing and sale of the products manufactured by Dalian Befut; and (ii) a Non-competition Agreement, pursuant to which Dalian Befut shall not compete against WFOE.

On April 14, 2006, Dalian Marine Cable Co., Ltd. (“Dalian Marine Co.”) was incorporated in the PRC by Dalian Befut. Its current shareholders are Dalian Befut (owning 86.6% of the equity interest) and three individual shareholders. Dalian Marine Co. was formed to conduct marketing activities and produce marine cables for Dalian Befut.

On July 1, 2009, Dalian Befut, our captive manufacturer, formed a joint venture under the laws of the PRC, Dalian Befut Zhong Xing Switch Co., Ltd. (“Befut Zhong Xing”), with pre-registered capital of RMB1,000,000. Dalian Befut invested RMB700,000 for its 70% equity interest in Befut Zhong Xing. In January, 2010, Dalian Befut increased its investment capital to RMB14.7 million with a transfer of intangible assets to Befut Zhong Xing on 1/1/2010 and raised its equity ownership percentage in Befut Zhong Xing to 73.5%.

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
June 30, 2010 and 2009

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United Stated of America (“US GAAP”). The consolidated financial statements include the financial statements of the Company and its controlling subsidiary. All significant intercompany balances and transactions have been eliminated upon consolidation.

Use of Estimates

The preparation of consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include allowance for doubtful accounts and income taxes. Actual results could differ from those estimates.

Cash and Cash Equivalents

In accordance with FASB ASC Topic 230, "Statement of Cash Flows", the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are recorded net of allowance for doubtful accounts. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. Periodically management assesses customer credit history and relationships as well as performs accounts receivable aging analysis. Based on the results, management determines whether certain balances are deemed uncollectible at the end of period. Using its past collection experience, the Company reserves 0.3% of accounts receivable balances that have been outstanding for less than one year, 3% of accounts receivable balances that have been outstanding for more than one year but less than two years, and 10% of accounts receivable balances that have been outstanding for more than two years. At June 30, 2010 and 2009, the Company had accounts receivable of $9,292,310 and $8,560,592, net of allowance for doubtful accounts of $83,295 and $20,222, respectively.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated based on the straight-line method over the estimated useful lives of the assets as follows:

Estimated Useful Life
Vehicles	5 to 10 years
Furniture, machinery and equipment	5 to 10 years
Buildings and improvements	20 to 40 years

Construction in progress primarily represents the construction costs of plant, machinery and equipment. Costs incurred are capitalized and transferred to property and equipment upon completion, at which time depreciation commences.

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
June 30, 2010 and 2009

Note 2 – Summary of Significant Accounting Policies (continued)

Property and Equipment (continued)

Cost of repairs and maintenance is expensed as incurred. Gain or loss on disposal of property and equipment, if any, is recognized in the consolidated statements of operations.

Long-Lived Assets

In accordance with FASB ASC Topic 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews the recoverability of its long-lived assets on a periodic basis in order to identify business conditions, which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future discounted cash flows. If the total of the expected future discounted cash flows is less than the total carrying value of the assets, a loss is recognized for the difference between the fair value (computed based upon the expected future discounted cash flows) and the carrying value of the assets.

Intangible Assets

Intangible assets are stated at cost. Intangible assets with finite life are amortized over their estimated useful life using straight-line method whereas intangible assets with infinite life are not subject to amortization.  Impairment test is performed at a minimum once a year to determine possible impairment loss. Estimated useful life of intangible assets is as follows:

Estimated Useful Life
Software	5 years
High-tech patents	10 years
Land use right	40 to 50 years
Well-known trademark	Infinite

Impairment of Intangible Assets

The Company applies the provisions of FASB ASC Topic 350 “Goodwill and Other Intangible Assets” which addresses how goodwill and other acquired intangible assets should be accounted for in financial statements. In this regard, the Company tests these intangible assets for impairment annually or more frequently if indicators of potential impairment are present. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the asset against the estimated discounted future cash flows associated with it at a risk-free rate of interest.  Should the present value of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts.

Revenue Recognition

The Company derives its revenues primarily from designing and manufacturing of industrial wires and cables. In accordance with the provisions of ASC Topic 605, revenue is recognized when products are shipped, title and risk of loss is passed to the customers and collection is reasonably assured. Payments received before the above criteria are satisfied are recorded as advance from customers.

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
June 30, 2010 and 2009

Note 2 – Summary of Significant Accounting Policies (continued)

Research and Development

Research and development costs are expensed when incurred. Research and development costs for the years ended June 30, 2010 and 2009 were $880,944 and $89,179, respectively.

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising costs for the years ended June 30, 2010 and 2009 were insignificant.

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

A valuation allowance is provided to reduce the carrying amount of deferred tax assets if it is considered more likely than not that some portion, or all, of the deferred tax assets will not be realized. No differences were noted between the book and tax bases of the Company’s assets and liabilities, respectively. Therefore, there are no deferred tax assets or liabilities for the years ended June 30, 2010 and 2009. The standard corporate income tax rate was 25%.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other obligations, approximate their fair value due to the short-term maturities of the related instruments.

Foreign Currency Translation and Transactions

The financial position and results of operations of the Company is determined using local currency (Chinese Yuan) as the functional currency. Assets and liabilities are translated at the prevailing exchange rate in effect at each year end. Contributed capital accounts are translated using the historical rate of exchange when capital is contributed. Income statement accounts are translated at the average rate of exchange during the year. Currency translation adjustments arising from the use of different exchange rates are included in accumulated other comprehensive income in shareholders' equity. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations and other comprehensive income.

Comprehensive Income

The Company has adopted FASB ASC Topic 220, “Reporting Comprehensive Income”, which establishes rules for the reporting and display of comprehensive income, its components and accumulated balances. ASC 220 defines comprehensive income to include all changes in equity, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on available-for-sale marketable securities, except those resulting from investments by owners and distributions to owners.

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
June 30, 2010 and 2009

Note 2 – Summary of Significant Accounting Policies (continued)

Earnings Per Share

In accordance with ASC Topic 260, “Computation of Earnings Per Share” and ASC 260, “Participating Securities and the Two-Class Method under FASB Statement No. 128” (“EITF No. 03-6”),basic earnings per share is computed by dividing net income attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the year. The Company’s Series A redeemable convertible preferred shares are participating securities. Diluted earnings per share is calculated by dividing net income attributable to ordinary shareholders as adjusted for the effect of dilutive ordinary equivalent shares, if any, by the weighted average number of ordinary and dilutive ordinary equivalent shares outstanding during the year. Ordinary equivalent shares consist of the ordinary shares issuable upon the conversion of the convertible preferred shares (using the if-converted method) and ordinary shares issuable upon the exercise of outstanding share options (using the treasury stock method).

Recent Accounting Pronouncements

In January 2010, FASB expanded the disclosure requirements for fair value measurements relating to the transfers in and out of Level 2 measurements and amended the disclosure for the Level 3 activity reconciliation to be presented on a gross basis. In addition, valuation techniques and inputs should be disclosed for both Levels 2 and 3 recurring and nonrecurring measurements. The new requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about the Level 3 activity reconciliation which are effective for fiscal years beginning after December 15, 2010. The Company adopted the new disclosure requirements on January 1, 2010 except for the disclosure related to the Level 3 reconciliation, which will be adopted on January 1, 2011. The adoption will not have an impact on its consolidated financial condition, results of operations or cash flows.

In October 2009, the FASB issued an amendment to the accounting and disclosure for revenue recognition. The amendment modifies the criteria for recognizing revenue in multiple element arrangements. Under the guidance, in the absence of vendor-specific objective evidence (“VSOE”) or other third party evidence (“TPE”) of the selling price for the deliverables in a multiple-element arrangement, this amendment requires companies to use an estimated selling price (“ESP”) for the individual deliverables. Companies shall apply the relative-selling price model for allocating an arrangement’s total consideration to its individual deliverables. Under this model, the ESP is used for both the delivered and undelivered elements that do not have VSOE or TPE of the selling price. The guidance is effective for the fiscal year beginning on or after June 15, 2010, and will be applied prospectively to revenue arrangements entered into or materially modified after the effective date. The Company intends to adopt the new guidance prospectively beginning January 1, 2011 and is currently evaluating the impact the adoption will have on its consolidated financial statements.

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

Reclassification

Certain amounts as of June 30, 2009 were reclassified for comparative presentation purposes.

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
June 30, 2010 and 2009

Note 3– Restricted Cash

As of June 30, 2010 and 2009, the Company had $1,181,095 and $586,000 restricted cash, respectively. These restricted cash balances are reserved for settlement of trade notes payable in connection with inventory purchases. The cash held in custody by bank issuing the trade notes payable, is restricted as to withdrawal or use, and is currently earning interest.

Note 4– Inventory

Inventory consisting of material, labor and manufacturing overhead at June 30, 2010 and June 30, 2009 consists of the following:

	June 30, 2010	June 30,2009

Raw materials	$1,093,193	$400,343
Work in process	323,275	60,703
Finished goods	1,127,321	892,486
Total	$2,543,789	$1,353,532

Note 5– Loans to Unrelated Parties

As of June 30, 2010 and 2009, the Company had outstanding loans to unrelated parties of $1,054,090 and $6,955,623, respectively. These loans represent advances to unrelated parties at an annual interest rate of 50% above the applicable bank interest rate. Interest payments are made semi-annually with no principal payments required until on or before the due date, as per the terms of the loan agreement.

Note 6– Advance Payments

Advance payments as of June 30, 2010 and 2009 consist of the following:

	June 30, 2010	June 30, 2009

Advance payments for inventory	$399,868	$224,196
Advance payments for land and equipment	293,605	642,672
Total	$693,473	$866,868

Note 7 – Advance Payments – Research and Development

As a common business practice in China, the Company is required to make advance payments for goods or services that will be used in future research and development activities. The balance of outstanding advance payments for such activities as of June 30, 2010 and 2009 was $2,088,714 and $2,956,370, respectively.

Note 8– Property and Equipment

Property and equipment at June 30, 2010 and 2009 consist of the following:

	June 30, 2010	June 30, 2009

Buildings	$19,877,285	$1,019,457
Machinery and equipment	12,673,324	1,663,732
Office equipment and furniture	100,927	57,770
Vehicles	466,380	272,327
Subtotal	33,117,916	3,013,286
Less: Accumulated depreciation	1,499,842	1,082,271
	31,618,074	1,931,015
Add: Construction in progress	-	16,715,259
Total	$31,618,074	$18,646,274

Depreciation expense for the years ended June 30, 2010 and 2009 was $410,043 and $261,544, respectively.

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
June 30, 2010 and 2009

Note 9 – Intangible Assets

Intangible assets at June 30, 2010 and 2009 consist of the following:

	June 30, 2010	June 30, 2009

Software	$22,684	$16,049
Trademark	83,961	83,505
Land use rights	5,505,028	-
Patent	11,601,348	11,538,406
Subtotal	17,213,021	11,637,960
Less: Accumulated amortization	1,543,646	301,982

Total	$15,669,375	$11,335,978

On October 30, 2009, the Company acquired the land use rights for its new factory, which is located in Changxing Island, Dalian. Amortization for the land use rights started in November 2009 and will be over a useful life of 47 years using the straight-line method. Amortization expense of land use rights for the year ended June 30, 2010 was $77,752.

Amortization expense for the years ended June 30, 2010 and 2009 was $1,234,713 and $291,520, respectively.

Note 10 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at June 30, 2010 and 2009 consist of the following:

	June 30, 2010	June 30, 2009

Accounts payable	$3,009,646	$527,142
Accrued expenses	110,000	132,000

Total	$3,119,646	$659,142

The carrying value of accounts payable and accrued expenses approximates fair value due to the short-term nature of these obligations.

Note 11 – Short-Term Bank Loans

Short-term bank loans consist of the following:

	June 30, 2010	June 30, 2009
On July 31, 2008, the Company obtained a loan from Guangdong
Development Bank, of which the principal was paid in full by July 30, 2009.
The interest was calculated using an annual fixed interest rate of 9.98%
and paid monthly. The loan was secured by a third party.	$-	$586,000

On August 27, 2008, the Company obtained a loan from Bank of Dalian, of which the principal was paid in full by August 27, 2009. The interest was calculated using an annual fixed interest rate of 10.458% and paid monthly. The loan was secured by the Company’s property and equipment,
Inventory and a third party.	$-	$2,856,750

On November 21, 2008, the Company obtained a loan from Agricultural Bank of China of which the principal was paid in full by August 20, 2009. The interest was calculated using an annual fixed interest rate of 10.0485% and
paid monthly. The loan was secured by property and equipment and a third party.	$-	$219,750

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
June 30, 2010 and 2009

Note 11 – Short-Term Bank Loans (continued)

	June 30, 2010	June 30, 2009
On December 24, 2008, the Company obtained a loan from Shanghai Pudong
Development Bank of which the principal was paid in full by December 24,
2009. The interest was calculated using a quarter fixed interest rate of
6.138% and paid monthly. The loan was secured by a third party.	$-	$1,465,000

On May 6, 2009, the Company obtained a loan from China Merchants Bank, of which the principal was paid in full by May 5, 2010. The interest was calculated using an annual fixed interest rate of 5.841% and paid
monthly. The loan was secured by the Company’s property and equipment.	$-	$2,930,000

On September 16, 2009, the Company obtained a loan from Harbin Bank, of which the principal is to be paid in full by September 15, 2010. The interest is to be calculated using an annual fixed interest rate of 6.372% and paid
Monthly. The loan is secured by the Company’s property and equipment.	$2,946,000	$-

On October 30, 2009, the Company obtained a loan from Bank of Dalian, of which the principal is to be paid in full by October 29, 2010. The interest is to be calculated using an annual fixed interest rate of 6.903% and paid
monthly. The loan is guaranteed by a third party.	$2,356,800	$-

On June 25, 2010, the Company obtained a loan from Bank of East Asia, of which the principal is to be paid in full by December 25, 2010. The interest is to be calculated using an annual fixed interest rate of 6.318% and paid
monthly. The loan is guaranteed by accounts receivables.	$736,500	$-

Total	$6,039,300	$8,057,500

Note 12 – Long-Term Bank Loans

Long term bank loans consist of the following:

	June 30, 2010	June 30, 2009
In November 2006, the Company obtained loans from Construction Bank of China, for the purchase of property. As per the terms of the loan agreement, the loan will mature in November 2011. The interest rate is to be adjusted every twelve months. The annual interest rate for the first and
the second year was fixed at 8.6879% and 7.50312%, respectively.	$-	$5,470,310

On November 2, 2009, Dalian Befut entered into a Loan Agreement with the PRC National Development Bank Joint Equity Corporation (“NDB”)
pursuant to which Dalian Befut borrowed RMB100,000 (approximately
$14,670,000) from NDB (the “Loan”), The term of the Loan is seven years, with a maturity date of November 1, 2016. The interest rate is a variable rate equal to 5% per annum above the floating base interest for loans of the same term promulgated by the PRC’s central bank, China People’s Bank.
The Loan was designated to finance the construction of Dalian Befut’s planned specialty cable production lines with a production capacity of 15,000 tons. The Loan was secured by, among other liens, a first priority lien on Dalian Befut’s land use right and its building property ownership and guaranteed by, among other guarantees, Mr. Cao and Mr. Li, Dalian,
Befut’s two major shareholders.	$14,730,000	$-

Total	$14,730,000	$5,470,310

Less: Current portion	294,600	-

Total long-term loans	$14,435,400	$5,470,310

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
June 30, 2010 and 2009

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

	For the Years Ended June 30,
	2010	2009

Net income	$4,512,176	$2,259,413

Weighted average common shares	29,545,797	29,488,341
(denominator for basic income per share)

Effect of dilutive securities:
Convertible notes	564,444	943,550

Weighted average common shares	30,110,241	30,431,891
(denominator for diluted income per share)

Basic earnings per share	$0.15	$0.08
Diluted earnings per share	$0.15	$0.07

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

On March 13, 2009, Frezer completed a private financing totaling $500,000, for which convertible promissory notes were issued, with four accredited investors (the “March 2009 Financing”). Consummation of the March 2009 Financing was a condition to the completion of the share exchange transaction with Befut BVI and the Befut BVI Stockholders under the SEA. The securities offered in the March 2009 Financing were sold pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) by and among Frezer and the investors named in the Purchase Agreement.

In accordance with the Purchase Agreement, Frezer issued securities consisting of: (i) 3,130,869 shares of Frezer’s common stock $0.001 par value per share in connection with the private financing; and (ii) Five (5) year warrants to purchase 720,076 shares of Frezer common stock at an initial exercise price of $0.1916 per share.

On June 18, 2009, Company effectuated a 1 for 4.07 reverse stock split of its outstanding common stock (the “Reverse Split”). The Reverse Split did not alter the number of shares of the common stock the Company is authorized to issue, but rather simply reduced the number of shares of its common stock issued and outstanding. Any fractional shares issued as a result of the Reserve Split were rounded up. In addition, any shareholder owning at least 100 shares but less than 407 shares of the Company’s common stock on June 17, 2009, would own at least 100 shares after giving effect to the Reverse Split.

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
June 30, 2010 and 2009

Note 14– Stockholders’ Equity And Related Financing Agreements (continued)

On March 13, 2009, the Company issued convertible notes in an aggregate principal amount of $500,000, at an annual interest of 15%. On March 12, 2010, the maturity date of the convertible notes, the Company repaid convertible notes in the amount of $370,000 and an interest payment of $55,500. The remaining convertible notes in the aggregate principal amount of $130,000 were converted into 200,007 shares of common stock of the Company at the conversion price of $0.65 per share on May 6, 2010.

Note 15– Income Taxes

The Company is a Nevada corporation and conducts all of its business through its Chinese subsidiaries. The Company’s business is conducted solely in the PRC. As the Company is a U.S. holding company, it has not recorded any income for the year ended June 30, 2010 and 2009, there was no provision or benefit for U.S. income tax purpose.

The Company is governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a new statutory rate of 25% and was, until January 2008, subject to tax at a statutory rate of 33% (30% state income tax plus 3% local income tax) on income reported in the statutory statements after appropriate tax adjustments.

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the PRC (the “New CIT Law”), which became effective from January 1, 2008. Under the New CIT Law, the corporate income tax rate applicable to all companies, including both domestic and foreign-invested companies, is 25%, replacing the previous applicable tax rate of 33%. For the years ended June 30, 2010 and 2009, the income tax provision for the Company was $907,083 and $887,696, respectively.

In July 2006, the FASB issued FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company does not recognize any benefits in the financial statements for the years ended June 30, 2010 and 2009.

Note 16 – Employee Welfare Plan

The Company has established an employee welfare plan in accordance with applicable Chinese laws and regulations. Full-time employees of the Company in the PRC participate in a government-mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance and other welfare benefits are provided to employees. PRC labor regulations require the Company to accrue for these benefits based on a certain percentage of the employees’ salaries.

Note 17 – Statutory Reserve

Under PRC law, the Company’s subsidiaries in PRC are required to set aside 10% of its net income each year to fund a designated statutory reserve fund until such funds reach 50% of registered share capital. At June 30, 2010 and 2009, the balances for statutory reserve were $1,181,189 and $729,135, respectively.

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

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
June 30, 2010 and 2009

Note 19 – Risk of Concentration and Credit Risk

For the years ended June 30, 2010, five vendors accounted for approximately 77% of the Company’s raw materials, while for the fiscal year ended June 30, 2009, five vendors accounted for approximately 62% of the Company’s raw materials. Purchases from these vendors were $18,270,181 and $10,041,851 for the years ended June 30, 2010 and 2009, respectively.

For the fiscal year ended June 30, 2010, five customers accounted for $13,223,354 in sales, or approximately 46% of the Company’s total sales. For the fiscal year ended June 30, 2009, five customers accounted for $8,815,511 in sales, or approximately 46% of the Company’s total sales.

Financial instruments which potentially subject the Company to credit risk consist principally of cash on deposit with financial institutions. Management believes that the financial institutions that hold the Company’s cash and cash equivalents are financially sound and minimal credit risk exists with respect to these investments.

Note 20 – Supplemental Cash Flow Disclosures

The following is supplemental information relating to the consolidated statements of cash flows:

	For the Years Ended June 30,
	2010	2009

Cash paid for interest	$1,200,270	$893,865
Cash paid for income taxes	$-	$110,199

Note 21 - Subsequent Events

On July 23, 2010, Dalian Befut acquired 60% of equity interests of Dalian Yuansheng for $88,235 (the registered capital value of such equity interests) from Mr. Chengnian Yan. Dalian Befut also increased Dalian Yuansheng’s registered capital by RMB 5 million (or $735,294), thereby increasing Dalian Befut’s equity interests to 93.3%.  Dalian Yuansheng is engaged in the research and development of carbon fiber composite cable and other specialty cables.

On July 5, 2010, Dalian Befut signed a Guaranty Contract with Dalian Vastitude Media Group Co., Ltd. Dalian Befut was the guarantor for the bank loan of Dalian Vastitude Media Group Co., Ltd. The bank loan was in the amount of RMB1.8 million and with a term of five months.