Form 10-Q
period 2010-09-30
BEFUT International Co., Ltd.
filed 2010-11-15
CIK 1328888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the transition period from ____________ to ____________

Commission File Number 000-51336

BEFUT INTERNATIONAL CO., LTD.
(Exact name of registrant as specified in its charter)

Nevada	20-2777600
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

27th Floor, Liangjiu International Tower,
No.5, Heyi Street, Xigang District, Dalian City, China     116011
 (Address of principal executive offices)      (Zip Code)

86 0411-8367-0755
 (Issuer's telephone number, including area code)

N/A
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
Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 29,715,640 shares of Common Stock, $.001 par value, were outstanding as of November 15, 2010.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

BEFUT INTERNATIONAL CO., LTD.
CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

BEFUT INTERNATIONAL CO., LTD.

Consolidated Financial Statements
September 30, 2010 and 2009
(Unaudited)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
BEFUT International Co., Ltd.

We have reviewed the accompanying consolidated balance sheet of BEFUT International Co., Ltd. (the “Company”) as of September 30, 2010, and the related consolidated statements of operations and comprehensive income, and cash flows for the three months ended September 30, 2010 and 2009. These consolidated financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of BEFUT International Co., Ltd. as of June 30, 2010, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated September 21, 2010, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 30, 2010, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Patrizio & Zhao, LLC
Parsippany, New Jersey
November 12, 2010

BEFUT INTERNATIONAL CO., LTD.
Consolidated Balance Sheets

	September 30,	June 30,
	2010	2010
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$462,446	$1,319,173
Restricted cash	2,698,425	1,181,095
Accounts receivable, net of allowance for doubtful accounts of $84,625 and $83,295 at September 30, and June 30, 2010, respectively	14,236,184	9,292,310
Inventory	3,829,212	2,543,789
Loans to unrelated parties	1,060,471	1,054,090
Bank loan security deposits	1,074,846	1,031,100
Advance payments	2,038,263	693,473
Due from related party	-	472,838
Other current assets	898,704	521,739
Total current assets	26,298,551	18,109,607

Property and equipment, net	32,312,046	31,618,074

Other assets:
Intangibles, net	15,600,162	15,669,375
Advance payments – Research & Development	2,122,746	2,088,714
Total other assets	17,722,908	17,758,089

Total assets	$76,333,505	$67,485,770

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$2,936,817	$3,119,646
Trade notes payable	2,994,000	-
Short-term bank loans	6,137,700	6,039,300
Current portion of long-term bank loans	598,800	294,600
Loans from unrelated parties	2,016,700	370,000
Advances from customers	721,980	533,806
Income taxes payable	2,477,092	1,655,747
Other current liabilities	1,084,815	969,787
Total current liabilities	18,967,904	12,982,886

Long-term bank loan	14,371,200	14,435,400

Total liabilities	33,339,104	27,418,286

Equity
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 29,715,640 and 29,715,666 shares issued and outstanding at September 30 and June 30, 2010, respectively	29,716	29,716
Additional paid-in capital	21,838,047	21,838,047
Statutory reserves	1,181,189	1,181,189
Retained earnings	16,058,414	13,810,157
Accumulated other comprehensive income	2,850,390	2,166,533
Total stockholders’ equity	41,957,756	39,025,642
`
Noncontrolling interest	1,036,645	1,041,842

Total equity	42,994,401	40,067,484

Total liabilities and equity	$76,333,505	$67,485,770

The accompanying notes are an integral part of these consolidated financial statements.

BEFUT INTERNATIONAL CO., LTD.

Consolidated Statements of Operations and Other Comprehensive Income
(Unaudited)

	For the Three Months
	Ended September 30,
	2010	2009
Sales	$15,930,811	$5,483,659

Cost of sales	11,670,760	3,862,774

Gross profit	4,260,051	1,620,885

Operating expenses:
Selling expenses	38,607	21,873
General and administrative expenses	1,011,620	588,285
Total operating expenses	1,050,227	610,158

Income from operations	3,209,824	1,010,727

Other income (expenses):
Government subsidy	136,487	49,954
Interest expense, net	(386,398)	(132,309)
Other income	31,121	5,697
Total other expenses	(218,790)	(76,658)

Income before provision for income taxes	2,991,034	934,069

Provision for income taxes	807,135	248,904

Net income	2,183,899	685,165

Less: Net loss attributable to noncontrolling interest	(64,358)	(5,158)

Net income attributable to BEFUT International Co., Ltd.	2,248,257	690,323

Other comprehensive income
Foreign currency translation adjustment	683,857	47,807

Comprehensive income	$2,932,114	$738,130

Basic earnings per share	$0.08	$0.02
Diluted earnings per share	$0.08	$0.02

Weighted average number of common shares outstanding:
Basic	29,715,640	29,510,971
Diluted	29,752,094	30,280,226

The accompanying notes are an integral part of these consolidated financial statements.

BEFUT INTERNATIONAL CO., LTD.

Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months
	Ended September 30,
	2010	2009
Cash flows from operating activities:
Net Income	$2,183,899	$685,165
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	753,831	352,054
Changes in current assets and current liabilities:
Accounts receivable	(4,751,564)	75,238
Inventory	(1,231,133)	(1,357,491)
Advance payments	(1,318,366)	138,122
Other current assets	(429,085)	45,108
Accounts payable and accrued expenses	(229,105)	243,714
Trade notes payable	2,958,000	(1,172,880)
Advances from customers	177,334	158,553
Income taxes payable	784,816	248,904
Other current liabilities	219,191	289,288
Total adjustments	(3,066,081)	(979,390)

Net cash used in operating activities	(882,182)	(294,225)

Cash flows from investing activities:
Due from related party	474,764	-
Additions to property and equipment	(622,725)	(534,875)
Long-term investment	-	2,932
Loans to unrelated parties	10,664	559,117

Net cash provided by (used in) investing activities	(137,297)	27,174

Cash flows from financing activities:
Restricted cash	(1,480,073)	586,000
Bank loan security deposits	(26,622)	585,752
Loans from unrelated parties	1,626,900	(249,237)
Proceeds from minority shareholders	58,683	43,983
Repayment of short-term bank loans	-	(733,050)

Net cash provided by financing activities	178,888	233,448

Effect of foreign currency translation on cash	(16,136)	1,377

Net decrease in cash and cash equivalents	(856,727)	(32,226)

Cash and cash equivalents – beginning	1,319,173	210,301

Cash and cash equivalents – ending	$462,446	$178,075

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

On April 14, 2006, Dalian Marine Cable Co., Ltd. (“Dalian Marine Co.”) was incorporated in the PRC by Dalian Befut. Its current shareholders are Dalian Befut (owning 86.6% of the equity interests) and three individual shareholders. Dalian Marine Co. was formed to conduct marketing activities and produce marine cables for Dalian Befut.

On July 1, 2009, Dalian Befut, our captive manufacturer, formed a joint venture under the laws of the PRC, Dalian Befut Zhong Xing Switch Co., Ltd. (“Befut Zhong Xing”), with pre-registered capital of RMB1,000,000. Dalian Befut invested RMB700,000 for its 70% equity interest in Befut Zhong Xing. In January, 2010, Dalian Befut increased its investment capital to RMB14.7 million with a transfer of intangible assets to Befut Zhong Xing on January 1, 2010 and raised its equity ownership percentage in Befut Zhong Xing to 73.5%. Befut Zhong Xing manufactures switch appliances, including high/low voltage distribution cabinet switches and crane electronic control switches.

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
 (Unaudited)

Note 1 – Organization and Nature of Business (continued)

On July 16, 2010, Dalian Befut acquired 60% of the equity interests of Dalian Yuansheng Technology Co., Ltd. (“Dalian Yuansheng”) for $88,235 (the registered capital value of such equity interests) from Mr. Chengnian Yan. Dalian Befut also increased Dalian Yuansheng’s registered capital by RMB 5 million (or $735,294), thereby increasing Dalian Befut’s equity interests to 93.3%. Dalian Yuansheng is engaged in the research and development of carbon fiber composite cable and other specialty cables.

Note 2 – Summary of Significant Accounting Policies

Basis Of Presentation

The Company’s consolidated financial statements include the accounts of its controlled subsidiaries. All intercompany balances and transactions are eliminated in consolidation. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

In preparing the accompanying unaudited consolidated financial statements, the Company evaluated the period from September 30, 2010 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

Interim Financial Statements

These interim financial statements should be read in conjunction with the audited consolidated financial statements for the years ended June 30, 2010 and 2009, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited consolidated financial statements for the years ended June 30, 2010 and 2009.

Reclassification

Certain amounts as of June 30, 2010 and September 30, 2009 were reclassified for presentation purposes.

Note 3 – Restricted Cash

Cash balances in the amount of $1,497,000 and $1,181,095 were restricted as of September 30, 2010 and June 30, 2010, respectively, as collateral for the construction loan obtained from the PRC National Development Bank Joint Equity Corporation, which is exhibited in Note 14.  The remaining balance of $1,201,425 as of September 30, 2010 was restricted for the settlement of trade notes payable in connection with inventory purchases.

Note 4 – Inventory

Inventory consisting of material, labor and manufacturing overhead as of September 30, 2010 and June 30, 2010 consists of the following:

	September 30,	June 30,
	2010	2010
Raw materials	$1,262,275	$1,093,193
Work in process	555,545	323,275
Finished goods	2,011,392	1,127,321
Total	$3,829,212	$2,543,789

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
 (Unaudited)

Note 5 – Loans to Unrelated Parties

As of September 30, 2010 and June 30, 2010, the Company had outstanding loans to unrelated parties of $1,060,471 and $1,054,090, respectively. These loans represent advances to unrelated parties at an annual interest rate of 50% above the applicable bank interest rate. Interest payments are made semi-annually with no principal payments required until on or before the due date, as per the terms of the loan agreement.

Note 6 – Advance Payments

Advance payments as of September 30, 2010 and June 30, 2010 consist of the following:

	September 30,	June 30,
	2010	2010
Advance payments for inventory	$590,139	$399,868
Advance payments for land and equipment	1,448,124	293,605
Total	$2,038,263	$693,473

Note 7 – Property and Equipment

Property and equipment as of September 30, 2010 and June 30, 2010 consist of the following:

	September 30,	June 30,
	2010	2010
Buildings	$20,205,681	$19,877,285
Machinery and equipment	13,165,436	12,673,324
Office equipment and furniture	149,067	100,927
Vehicles	493,929	466,380
Subtotal	34,014,113	33,117,916
Less: Accumulated depreciation	1,961,989	1,499,842
	32,052,124	31,618,074
Add: Construction in progress	259,922	-
Total	$32,312,046	$31,618,074

Depreciation expense for the three months ended September 30, 2010 and 2009 was $433,215 and $91,212, respectively.

Note 8 – Intangible Assets

Intangible assets as of September 30, 2010 and June 30, 2010 consist of the following

	September 30,	June 30,
	2010	2010
Software	$23,054	$22,684
Trademark	85,329	83,961
Land use rights	5,594,723	5,505,028
Patent	11,790,372	11,601,348
Subtotal	17,493,478	17,213,021
Less: Accumulated amortization	1,893,316	1,543,646
Total	$15,600,162	$15,669,375

Amortization expense for the three months ended September 30, 2010 and 2009 was $320,616 and $260,842, respectively.

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
(Unaudited)

Note 9 – Advance Payments – Research and Development

As a common business practice in China, the Company is required to make advance payments for goods or services that will be used in future research and development activities. The balance of outstanding advance payments for such activities as of September 30, 2010 and June 30, 2010 was $2,122,746 and $2,088,714, respectively.

Note 10 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of September 30, 2010 and June 30, 2010 consist of the following:

	September 30,	June 30,
	2010	2010
Accounts payable	$2,888,090	$3,009,646
Accrued expenses	48,727	110,000
Total	$2,936,817	$3,119,646

The carrying value of accounts payable and accrued expenses approximate their fair values due to the short-term nature of these obligations.

Note 11 – Trade Notes Payable

Trade notes payable consist of uncollateralized non-interest bearing promissory notes issued in connection with the acquisition of certain inventory and equipment. Balances outstanding under such notes as of September 30, 2010 and June 30, 2010 were $2,994,000 and $-0-, respectively.

Note 12 – Short-Term Bank Loans

Short-term bank loans consist of the following:

	September 30,	June 30,
	2010	2010
On September 16, 2009, the Company obtained a loan from Harbin Bank, the principal of which was paid in full by September 15, 2010. The interest was calculated using an annual fixed interest rate of 6.372% and paid monthly. The loan was secured by the Company’s property and equipment.	$-	$2,946,000
On October 30, 2009, the Company obtained a loan from Bank of Dalian, the principal of which is to be paid in full by October 29, 2010. The interest is to be calculated using an annual fixed interest rate of 6.903% and paid monthly. The loan is guaranteed by a third party Dalian Fangyuan Fiancial Guarantee Co.,Ltd.	$2,395,200	$2,356,800
On June 25, 2010, the Company obtained a loan from Bank of East Asia, the principal of which is to be paid in full by December 25, 2010. The interest is to be calculated using an annual fixed interest rate of 6.318% and paid monthly. The loan is guaranteed by accounts receivables.	$748,500	$736,500
On September 14, 2010, the Company obtained a loan from Harbin Bank, the principal of which is to be paid in full by September 13, 2011. The interest is to be calculated using an annual fixed interest rate of 6.372% and paid monthly. The loan is secured by the Company’s property and equipment.	$2,994,000	$-
Total	$6,137,700	$6,039,300

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
(Unaudited)

Note 13 – Loans From Unrelated Parties

These loans are based on good-faith, and are unsecured and non-interest bearing. The proceeds from these loans are utilized for working capital. As of September 30, 2010 and June 30, 2010, the Company had outstanding loans from unrelated parties of $2,016,700 and $370,000, respectively.

Note 14 – Long-Term Bank Loans

Long term bank loans consist of the following:

	September 30,	June 30,
	2010	2010
On November 2, 2009, Dalian Befut entered into a Loan Agreement with  the PRC National Development Bank Joint Equity Corporation (“NDB”)  pursuant to which Dalian Befut borrowed RMB100,000,000 (approximately  $14,670,000) from NDB (the “Loan”), The term of the Loan is seven years,  with a maturity date of November 1, 2016. The interest rate is a variable rate  equal to 5% per annum above the floating base interest for loans of the  same term promulgated by the PRC’s central bank, China People’s Bank.  The Loan was designated to finance the construction of Dalian Befut’s  planned specialty cable production lines with a production capacity  of 4,000 KM. The Loan was secured by, among other liens, a first priority  lien on Dalian Befut’s land use right and its building property ownership  and guaranteed by, among other guarantees, Mr. Hongbo Cao and Mr.  Tingmin Li, Dalian, BEFUT’s two major shareholders.
	$14,970,000	$14,730,000
Total	$14,970,000	$14,730,000
Less: Current portion	598,800	294,600
Total noncurrent portion	$14,371,200	$14,435,400

Note 15 – Earnings Per Share

The Company presents earnings per share on a basic and diluted basis. Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing income available to common shareholders by the weighted average number of shares outstanding plus the dilutive effect of potential securities. All shares and per share data have been adjusted retroactively to reflect the recapitalization of the Company pursuant to the Share Exchange Agreement with Befut Nevada.

	For the Three Months Ended September 30,
	2010	2009
Net income attributable to BEFUT International Co., Ltd.	$2,248,257	$690,323
Weighted average common shares (denominator for basic earnings per share)	29,715,640	29,510,971
Effect of dilutive securities:	36,454	769,255
Weighted average common shares (denominator for diluted earnings per share)	29,752,094	30,280,226
Basic earnings per share	$0.08	$0.02
Diluted earnings per share	$0.08	$0.02

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
(Unaudited)

Note 16 – Stockholders’ Equity And Related Financing Agreements

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

Note 17– Income Taxes

The Company is a Nevada corporation and conducts all of its business through its Chinese subsidiaries. The Company’s business is conducted solely in the PRC. As the Company is a U.S. holding company, it has not recorded any income for the three months ended September 30, 2010 and 2009, there was no provision or benefit for U.S. income tax purpose.

The Company is governed by the Income Tax Law of the PRC concerning private-run enterprises, which are generally subject to tax at a new statutory rate of 25% and were previously, until January 2008, subject to tax at a statutory rate of 33% (30% state income tax plus 3% local income tax) on income reported in the statutory statements after appropriate tax adjustments.

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the PRC (the “New CIT Law”), which became effective from January 1, 2008. Under the New CIT Law, the corporate income tax rate applicable to all companies, including both domestic and foreign-invested companies, is 25%, replacing the previous applicable tax rate of 33%. For the three months ended September 30, 2010 and 2009, the income tax provision for the Company was $807,135 and $248,904, respectively.

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
(Unaudited)

Note 17– Income Taxes (continued)

In July 2006, the FASB issued FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company does not recognize any benefits in the financial statements for the three month ended September 30, 2010 and 2009.

Note 18 – Employee Welfare Plan

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

Note 19 – Risk Factors

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

Note 20 – Risk of Concentration and Credit Risk

During the three months ended September 30, 2010, five vendors accounted for approximately 84% of the Company’s purchases of raw materials, while during the three months ended September 30, 2009, two major vendors accounted for approximately 63% of the Company’s purchases of raw materials. Total purchases from these vendors were $15,768,196 and $3,057,510 for the three months ended September 30, 2010 and 2009, respectively.

Five major customers accounted for 37% and 68% of the net revenue for the three months ended September 30, 2010 and 2009, respectively. Total sales to these customers were $5,869,886 and $3,715,811, for the three months ended September 30, 2010 and 2009, respectively.

Financial instruments which potentially subject the Company to credit risk consist principally of cash on deposit with financial institutions. Management believes that the financial institutions that hold the Company’s cash and cash equivalents are financially sound and minimal credit risk exists with respect to these investments.

Note 21 – Supplemental Cash Flow Disclosures

The following is supplemental information relating to the consolidated statements of cash flows:

	Three Months Ended September 30,
	2010	2009
Cash paid for interest	$337,068	$113,143
Cash paid for income taxes	$-	$-

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We believe that we are one of the most competitive manufacturers of specialty cables in northeastern China.  For the quarter ended September 30, 2010, approximately 45% of our revenues were generated from traditional cable and almost 55% revenues were generated from specialty cable. Our cable products consist of (i) traditional electric power system cable and (ii) an assortment of specialty cable, including marine cable, mining specialty cable, petrochemical cable  We also have developed the capability to produce other types of special cable such as carbon fiber composite cable, submarine cable and certain “new energy” cable, including cable for wind and solar energy. In addition, we have recently begun to develop and produce switch applications, including high and low voltage distribution cabinet  switches and crane electronic control switches, which products compliment our cable product offerings.

Recent Developments

On July 16, 2010, Dalian Befut acquired 60% of equity interests of Dalian Yuansheng for $88,235 (the registered capital value of such equity interests) from Mr. Chengnian Yan. Dalian Befut also increased Dalian Yuansheng’s registered capital by RMB 5 million (or US$735,294), thereby increasing Dalian Befut’s total equity interest to 93.3%.  Dalian Yuansheng is engaged in researching, developing and manufacturing conductive carbon-fiber to provide Dalian Befut with the raw materials it needs to produce carbon fiber composite cable products. One of the principal shareholders of Dalian Yuansheng holds three patents for carbon fiber composite cable, one of which was transferred to Dalian Yuansheng in October 2010, and the remaining two of which are expected to be transferred to Dalian Yuansheng in April, 2011.

Carbon fiber composite core is acknowledged in the cable industry to be the preferred replacement for steel core inside the aluminum contained in high voltage cable products. Compared to traditional steel core, carbon fiber composite core possesses twice the strength, higher conductivity, lower sag, lighter weight, less corrosion, better temperature resistance and the ability to eliminate line freeze. After heavy ice and snow severely damaged the Hunan power grid in 2008, the State Grid Corporation of China modified its technical standards for high voltage cables used in the national power grid to protect against similar disasters in the future. Carbon fiber composite cable products are widely considered to be the best choice for complying with the new standard.

Dalian Yuansheng is located in Changxing Island Harbor Industrial Zone. We plan to invest RMB4,020,000 to purchase equipment for six production lines as part of our first phase to towards achieving an annual production capacity of 500,000 meters (500 km) of carbon fiber composite core. As of September 30, 2010, we  invested RMB1,340,000 to purchase the equipment for two production lines. We intend to install the remaining production lines by the end of  2011.  Our innovative carbon fiber composite cable provides us with a relatively higher profit margin as compared to our other specialty cable products. We currently sell our carbon fiber composite cable  to Xinjiang Tebian Electric Apparatus Stock Co. Ltd. for testing in the Northwest Power Grid of China and to North China Electric Power (Group) Co. Ltd for testing in the North Power Grid of China.  Due to the change in standards for high voltage cables, we expect that there will be a high demand in China for our carbon fiber composite cable products in the near future.

Results of Operations

Quarter ended September 30, 2010 compared to the quarter ended September 30, 2009

Item	September 30, 2010	September 30, 2009	Change
Sales	$15,930,811	$5,483,659	191%
Cost of sales	$11,670,760	$3,862,774	202%
Gross profit	$4,260,051	$1,620,885	163%
Total operating expenses	$1,050,227	$610,158	72%
Total other income/(expenses)	$(218,790)	$(76,658)	-185%
Net income	$2,183,899	$685,165	219%
Gross profit margin	26.7%	29.5%	-2.8%
Basic earnings per share	$0.08	$0.02	300%
Diluted earnings per share	$0.08	$0.02	300%
Weighted average number of common shares outstanding:
Basic	29,715,640	29,510,971	0.7%
Diluted	29,752,094	30,280,226	-1.7%

Sales

           Our sales for the quarter ended September 30, 2010 were $15,930,811, an increase of $10,447,152, or 191%, as compared to the quarter ended September 30, 2009. The increase was primarily due to three factors: (i) significantly increased demand for our traditional cables and specialty cables from new and existing customers as compared to the demand for such products in three months ended September 30, 2009, (ii) the increase of our annual production capacity after we relocated our production facilities to our Phase I Changxing Facility in Dalian’s Changxing Island Harbor Industrial Zone at the end of 2009, and (iii) increased prices of many of our cable products due to an increase in the average price of copper, our primary raw material, in the quarter ended September 30, 2010, which we passed on to our customers. However, the percentage of  sales of specialty cable as total sales for the quarter ended September 30, 2010 was about 55%, a decrease of 5%, as compared to the quarter ended September 30, 2009.

Cost of Sales

           Cost of sales is primarily comprised of the cost of raw materials used in the production of our cable products, direct labor and manufacturing overhead expenses. Our cost of sales for the quarter ended September 30, 2010 was $11,670,760, an increase of $7,807,986, or 202%, as compared to the quarter ended September 30, 2009. The percentage increase in our cost of sales was slightly higher than the percentage increase in our sales due to the cost of traditional cable product is higher than that of specialty cable product and we produced more traditional cable products as percentage of total sales, as compared to the quarter ended September 30, 2009.

Gross Profit

           Gross profit for the quarter ended September 30, 2010 was $4,260,051, an increase of $2,639,166, or 163%, as compared to the quarter ended June 30, 2009. Gross profit as a percentage of sales was 26.7% for the quarter September 2010, a decrease of 2.8%, as compared to the quarter ended September 30, 2009.  The decrease of gross profit rate is again primarily due to that we produced less percentage of specialty cable products which has usually much higher gross margin, as compared to the same quarter last year.

Selling, General and Administrative Expenses

           Our selling, general and administrative expenses consist primarily of salaries and bonuses for sales personnel, advertising and promotion expenses, freight charges, related compensation and professional fees, and amortization expenses. Selling expenses were $38,607 in the quarter ended September 30, 2010, as compared to $21,873 in the quarter ended September 30, 2009, an increase of $16,734, or 76.5%. General and administrative expenses were $1,011,620 for the quarter ended September 30, 2010 , an increase of $423,335, or 72.0%, as compared to the quarter September 30, 2009. The increase of general and administrative expenses are mainly due to the increase in expenses from Dalian Yuansheng, Befut Zhong Xing and WFOE for $215,648, $33,573 and $72,426 respectively.

Income from Operations

           Our operating income was $3,209,824 for the quarter ended September 30, 2010, an increase of $2,199,097, or 217.6%, as compared to $1,010,727 for the quarter ended September 30, 2009.  This increase was a result of a significant increase in the gross profit of our business of wire and cable manufacturing, partially offset by an increase of selling, general and administrative expenses.

Government Subsidy

In the quarter ended September 30, 2010, we received subsidies from various PRC governmental bureaus in the aggregate amount of $136,487, as compared to subsidies of $49,954 received in the quarter ended September 30, 2009. The subsidies received by the Company in the quarter ended September 30, 2010 consisted of (i) $73,950 received from the Finance Bureau of Dalian and the Economic and Information Commission of Dalian recognizing the Company as a Newly Identified Municipal Technical Center, (ii) $29,580 received from the Appropriation of Technology Innovation Fund of the Department of Finance of Liaoning Province, and (iii) a refund of $26,745 for value added taxes paid by the Company at the end of 2009.

Interest Expenses

           Interest expense was $386,398 for the quarter ended September 30, 2010, an increase of $254,089, or 192.0%, as compared to $132,309 for the quarter ended September 30, 2009. Such increase is due to the increase of our total bank loans.

Income Taxes

           In the quarter ended September 30, 2010, our business operations were conducted solely by WFOE, Dalian Befut and its subsidiaries, and, as such, we were governed by the PRC Enterprise Income Tax Laws (the “EIT Law”). China enterprise income tax is calculated based on taxable income determined under Chinese generally accepted accounting principles. In accordance with the EIT Law, a Chinese domestic company is subject to taxes, including but not limited to: (i) an enterprise income tax rate of 25% and (ii) a value added tax of 17% on the goods sold.

           Provision for income taxes was $807,135 for the quarter ended September 30, 2010, an increase of $558,231, or 224%, compared to $248,904 for the quarter ended September 30, 2009.

Net Income

           Net income for the quarter ended September 30, 2010 was $2,183,899, an increase of $1,498,734, or 218.7%, as compared to net income of $685,165 for the quarter ended September 30, 2009. The increase was mainly attributable to the increase of $2,639,166 in gross profit, which was partially offset by an increase in general and administrative expenses of $423,335, an increase in interest expense of $254,089 and an increase in income tax provision of $558,231.

Liquidity and Capital Resources

Selected Measures of Liquidity and Capital Resources

           The following table sets forth certain relevant measures regarding our liquidity and capital resources:

(dollars in thousands, except ratios)	September 30, 2010	June 30, 2010
Cash and cash equivalents and restricted cash	$3,161	$2,500
Working capital	$7,331	$7,215
Ratio of current assets to current liabilities	1.4:1	1.5:1

           Our approximately $0.1 million increase in working capital from June 30, 2010 to September 30, 2010 was primarily due to the increase of $6.1 million of current assets and the increase of $6.0 million of current liabilities. The increase of current assets mainly includes the increase of $4.9 million of account receivables, the increase of $1.3 million of inventory and the increase of $1.3 million of advance payments and partially offset by the decrease of $2.1 million advance payments on R&D in the part of current assets due to a reclassification. The increase of current liabilities mainly includes the increase of $3 million of trade notes payable, the increase of $1.6 million of loans from unrelated parties and the increase of $0.8 million of income tax payable.

Cash Flows

           We had a net decrease of $856,727 in cash and cash equivalents from June 30, 2010 to September 30, 2010, as compared to a net decrease of $32,226 from June 30, 2009 to September 30, 2009, respectively. The following table summarizes such changes:

	For the three months Ended
(dollars in thousands)	September 30, 2010	September 30, 2009
Net cash provided by (used in) operating activities	$(882)	$(294)
Net cash used in investing activities	$(137)	$27
Net cash provided by financing activities	$179	$233
Net decrease in cash and cash equivalents and restricted cash	$(857)	$(32)

           We used net cash of $882,182 for our operating activities in the quarter ended September 30, 2010, an increase of $587,957, or 200%, as compared to $294,225 in the quarter ended September 30, 2009. The net cash used in our investment activities in the quarter ended September 30, 2010 was $137,297, an increase of $164,471, as compared to $27,174 of net cash used in investment activities in the quarter ended September 30, 2009. The net cash obtained from our financing activities in the quarter ended September 30, 2010 was $178,888, slightly less than the cash obtained in the quarter ended September 30,2009. Our management believes that we have sufficient cash, along with projected cash to be generated from operations, and access to short-term bank loans to support our current operations for the next twelve months. We believe our cash position is strong and sufficient to meet our anticipated working capital needs.  However, if events or circumstances occur and we do not meet our budgeted operating plan, we may be required to seek additional capital and/or reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives.  Notwithstanding the foregoing, we may seek additional financing, which may include debt and/or equity financing. There can be no assurance that any additional financing will be available on acceptable terms, if at all.  Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

Operating Activities

           During the quarter ended September 30, 2010, net cash used from operating activities was $882,182, an increase of $587,957 as compared to $294,225 of net cash used from operating activities during the quarter ended September 30, 2009. The increase in net cash of approximately $0.59 million was mainly due to the increase of net income of $1.5 million, the increase of account receivables of $4.7 million, the increase in advance payment of approximately $1.5 million and the increase of trade notes payable of $4.1 million.

Investing Activities

           During the quarter ended September 30, 2010, we used net cash in investing activities of $137,297, an increase of $164,471 as compared to $27,471 in net cash we provided in investing activities for the quarter ended September 30, 2009.

Financing Activities

           During the quarter ended September 30, 2010, net cash provided by financing activities was $178,888, a decrease of $54,560, as compared to net cash of $233,448 provided by financing activities in the fiscal year ended September 30, 2009.

Financial Obligations

           As of September 30, 2010, our outstanding loans were as follows:

Creditors	Loan Amount	Interest Rate	Term	Maturity Date
Harbin Bank	$2,994,000	6.372%	1 year	09/13/11
Bank of Dalian	$2,395,200	6.903%	1 year	10/29/10
Bank of East Asia	$748,500	6.318%	6 months	12/25/10
China Development Bank	$14,970,000	6.237%	7 years	11/01/16

Accounts Receivable

           The balance of our accounts receivable was $14,236,184, net of allowance for doubtful accounts of $84,625, as of September 30, 2010, as compared to $9,292,310, net of allowance for doubtful accounts of $83,295, as of June 30, 2010. The days’ sales in receivables for the last twelve months ended September 30, 2010 were 125 days, compared to 107 days for the fiscal year ended June 30, 2010.

Inventories

           Inventories consisted of the following as of September 30, 2010 and June 30, 2010, respectively:

(dollars)	Sept. 30, 2010	June 30, 2010
Category
Raw materials	$1,262,275	$1,093,193
Work-in-process	555,545	323,275
Finished goods	2,011,392	1,127,321
Total inventories	$3,829,212	$2,543,789

           We had total inventory of $3,829,212 as of September 30, 2010, an increase of $1,285,423, or 50.5%, as compared to inventory of $2,543,789 as of June 30, 2010. Days’ sales in inventory for the last twelve months ended September 30, 2010 were 45 days, compared to 40 days for the fiscal year ended June 30, 2010. This increase was primarily due to the significant increases in our production in last two quarters.

Off-Balance Sheet Arrangements

           At September 30, 2010, we did not have any off-balance sheet arrangements.

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

(a) Evaluation of disclosure controls and procedures. At the conclusion of the period ended September 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

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

BEFUT INTERNATIONAL CO., LTD.

Date: November 15, 2010	By:	/s/ Hongbo Cao
Name: Hongbo Cao
Title: President and Chief Executive Officer
(principal executive officer)

Date: November 15, 2010	By:	/s/ Mei Yu
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