Form 10-Q
period 2010-12-31
BEFUT International Co., Ltd.
filed 2011-02-14
CIK 1328888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 29,715,640 shares of Common Stock, $.001 par value, were outstanding as of February 10, 2011.

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements.	3

	Consolidated Balance Sheets
	As of December 31, 2010 (Unaudited) and June 30, 2010	5

	Consolidated Statements of Operations and Other Comprehensive Income
	For the Three Months and Six Months Ended December 31, 2010 and 2009 (Unaudited)	6

	Consolidated Statements of Cash Flows
	For the Six Months Ended December 31, 2010 and 2009 (Unaudited)	7

	Notes to Consolidated Financial Statements December 31, 2010 and 2009 (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures.	27

PART II	OTHER INFORMATION

Item 6.	Exhibits	27

Signatures		28

Exhibits/Certifications		29

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

BEFUT INTERNATIONAL CO., LTD.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

(UNAUDITED)

BEFUT INTERNATIONAL CO., LTD.
Consolidated Financial Statements
December 31, 2010 and 2009
(Unaudited)

Table of Contents

Page

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets	5

Consolidated Statements of Operations and Other Comprehensive Income	6

Consolidated Statements of Cash Flows	7

Notes to Consolidated Financial Statements	8

BEFUT INTERNATIONAL CO., LTD.
Consolidated Balance Sheets

	December 31,	June 30,
	2010	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$761,460	$1,319,173
Restricted cash	3,494,084	1,181,095
Accounts receivable, net of allowance for doubtful accounts of $85,783 and $83,295 at December 31, 2010, and June 30, 2010, respectively	17,292,392	9,292,310
Inventory	5,234,237	2,543,789
Loans to unrelated parties	1,888,835	1,054,090
Bank loan security deposits	1,089,206	1,031,100
Advance payments	1,929,467	693,473
Due from related party	-	472,838
Other current assets	1,227,666	521,739
Total current assets	32,917,347	18,109,607

Property and equipment, net	32,394,534	31,618,074

Other assets:
Intangibles, net	15,485,194	15,669,375
Advance payments – Research & Development	2,151,106	2,088,714
Total other assets	17,636,300	17,758,089

Total assets	$82,948,181	$67,485,770

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$2,770,621	$3,119,646
Trade notes payable	3,034,000	-
Short-term bank loans	9,086,830	6,039,300
Current portion of long-term bank loans	758,500	294,600
Loans from unrelated parties	2,220,740	370,000
Advances from customers	1,007,947	533,806
Income taxes payable	3,120,515	1,655,747
Other current liabilities	1,334,564	969,787
Total current liabilities	23,333,717	12,982,886

Long-term bank loan	14,108,100	14,435,400

Total liabilities	37,441,817	27,418,286

Equity
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 29,715,640 and 29,715,666 shares issued and outstanding at December 31, 2010 and June 30, 2010, respectively	29,716	29,716
Additional paid-in capital	21,838,047	21,838,047
Statutory reserves	1,181,189	1,181,189
Retained earnings	17,994,979	13,810,157
Accumulated other comprehensive income	3,447,965	2,166,533
Total stockholders’ equity	44,491,896	39,025,642

Noncontrolling interest	1,014,468	1,041,842

Total equity	45,506,364	40,067,484

Total liabilities and equity	$82,948,181	$67,485,770

The accompanying notes are an integral part of these consolidated financial statements.

BEFUT INTERNATIONAL CO., LTD.

Consolidated Statements of Operations and Other Comprehensive Income
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Sales	$14,871,164	$7,126,044	$30,801,975	$12,609,703

Cost of sales	10,954,272	5,235,323	22,625,032	9,098,097

Gross profit	3,916,892	1,890,721	8,176,943	3,511,606

Operating expenses:
Selling expenses	149,643	14,828	188,250	36,701
General and administrative expenses	1,032,259	442,264	2,043,879	1,030,549
Total operating expenses	1,181,902	457,092	2,232,129	1,067,250

Income from operations	2,734,990	1,433,629	5,944,814	2,444,356

Other income (expenses):
Government subsidy	180,155	304,704	316,642	354,658
Interest expense, net	(493,390)	(5,195)	(879,788)	(137,504)
Other income (expenses)	107,024	(403,138)	138,145	(397,441)
Total other income (expenses)	(206,211)	(103,629)	(425,001)	(180,287)

Income before provision for income tax	2,528,779	1,330,000	5,519,813	2,264,069

Provision for income tax	614,895	336,819	1,422,030	585,723

Net income	1,913,884	993,181	4,097,783	1,678,346

Less: Net loss attributable to noncontrolling interest	(22,681)	(963)	(87,038)	(6,121)

Net income attributable to BEFUT International Co., Ltd.	1,936,565	994,144	4,184,821	1,684,467

Other comprehensive income
Foreign currency translation adjustment	597,575	263	1,281,432	48,070

Comprehensive income	$2,534,140	$994,407	$5,466,253	$1,732,537

Basic earnings per share	$0.07	$0.03	$0.14	$0.06
Diluted earnings per share	$0.07	$0.03	$0.14	$0.06

Weighted average number of common shares outstanding:
Basic	29,715,640	29,511,277	29,715,640	29,511,277
Diluted	29,786,677	30,280,532	29,771,813	30,280,532

The accompanying notes are an integral part of these consolidated financial statements.

BEFUT INTERNATIONAL CO., LTD.

Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	December 31,
	2010	2009
Cash flows from operating activities:
Net Income	$4,097,783	$1,678,346
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,583,652	718,680
Changes in current assets and current liabilities:
Accounts receivable	(7,894,969)	(53,500)
Inventory	(2,574,960)	(1,000,998)
Advance payments	(1,066,359)	(197,666)
Other current assets	(935,345)	(1,032,681)
Accounts payable and accrued expenses	(176,022)	1,637,214
Trade notes payable	2,983,200	(1,173,120)
Advances from customers	450,523	(174,496)
Income taxes payable	1,391,612	585,724
Other current liabilities	711,714	104,016
Total adjustments	(5,526,954)	(586,827)

Net cash provided by (used in) operating activities	(1,429,171)	1,091,519

Cash flows from investing activities:
Due from related party	478,809	-
Additions to property and equipment	(755,610)	(1,594,161)
Additions to construction in progress	(39,808)	(2,442,107)
Advance payment for fixed assets	(104,131)	(8,011,520)
Acquisition of intangible assets	(5,964)	(6,452)
Long-term investment	-	2,933
Loans to unrelated parties	(789,809)	1,521,543

Net cash used in investing activities	(1,216,513)	(10,529,764)

Cash flows from financing activities:
Restricted cash	(2,239,572)	586,000
Bank loan security deposits	(26,849)	(163,877)
Loans from unrelated party	1,819,753	2,274,251
Proceeds (repayment) of short-term bank loans	2,844,524	(2,786,160)
Proceeds (repayment) of long-term bank loans	(298,320)	14,664,000
Proceeds from minority shareholders	59,183	43,992

Net cash provided by financing activities	2,158,719	14,618,206

Effect of foreign currency translation on cash	(70,748)	(4,369)

Net increase (decrease) in cash and cash equivalents	(557,713)	5,175,592

Cash and cash equivalents – beginning	1,319,173	210,301

Cash and cash equivalents – ending	$761,460	$5,385,893

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

In preparing the accompanying unaudited consolidated financial statements, the Company evaluated the period from December 31, 2010 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

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

Reclassification

Certain amounts as of June 30, 2010 and December 31, 2010 were reclassified for presentation purposes.

Note 3– Restricted Cash

Cash balances in the amount of $1,218,584 and $1,181,095 were restricted as of December 31, 2010 and June 30, 2010, respectively, as collateral for the construction loan obtained from the PRC National Development Bank Joint Equity Corporation, which is exhibited in Note 14. The balance of $758,500 as of December 31, 2010 was restricted as collateral for the Bank of East Asia. The balance of $1,517,000 as of December 31, 2010 was restricted for the settlement of trade notes payable in connection with inventory purchases.

Note 4– Inventory

Inventory consisting of material, labor and manufacturing overhead as of December 31, 2010 and June 30, 2010 consists of the following:

	December 31,	June 30,
	2010	2010

Raw materials	$2,339,670	$1,093,193
Work in process	365,680	323,275
Finished goods	2,528,887	1,127,321

Total	$5,234,237	$2,543,789

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
 (Unaudited)

Note 5– Loans to Unrelated Parties

As of December 31, 2010 and June 30, 2010, the Company had outstanding loans to unrelated parties of $1,888,835 and $1,054,090, respectively. These loans represent advances to unrelated parties at an annual interest rate of 50% above the applicable bank interest rate. Interest payments are made semi-annually with no principal payments required until on or before the due date, as per the terms of the applicable loan agreements.

Note 6– Advance Payments

Advance payments as of December 31, 2010 and June 30, 2010 consist of the following:

	December 31,	June 30,
	2010	2010

Advance payments for inventory	$1,521,188	$399,868
Advance payments for land and equipment	408,279	293,605
Total	$1,929,467	$693,473

Note 7– Property and Equipment

Property and equipment as of December 31, 2010 and June 30, 2010 consist of the following:

	December 31,	June 30,
	2010	2010

Buildings	$20,475,630	$19,877,285
Machinery and equipment	13,679,454	12,673,324
Office equipment and furniture	173,121	100,927
Vehicles	521,273	466,380
Subtotal	34,849,478	33,117,916
Less: Accumulated depreciation	2,495,322	1,499,842
	32,354,156	31,618,074
Add: Construction in progress	40,378	-
Total	$32,394,534	$31,618,074

Depreciation expense for the three months ended December 31, 2010 and 2009 was $503,245 and $78,604, respectively. Depreciation expense for the six months ended December 31, 2010 and 2009 was $936,460 and $169,816, respectively.

Note 8 – Intangible Assets

Intangible assets as of December 31, 2010 and June 30, 2010 consist of the following

	December 31,	June 30,
	2010	2010

Software	$29,326	$22,684
Trademark	86,469	83,961
Land use rights	5,669,469	5,505,028
Patent	11,947,892	11,601,348
Subtotal	17,733,156	17,213,021
Less: Accumulated amortization	2,247,962	1,543,646
Total	$15,485,194	$15,669,375

Amortization expense for the three months ended December 31, 2010 and 2009 was $326,576 and $288,022, respectively. Amortization expense for the six months ended December 31, 2010 and 2009 was $647,192 and $548,864, respectively.

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
 (Unaudited)

Note 9 – Advance Payments – Research and Development

As a common business practice in China, the Company is required to make advance payments for goods or services that will be used in future research and development activities. The balance of outstanding advance payments for such activities as of December 31, 2010 and June 30, 2010 was $2,151,106 and $2,088,714, respectively.

Note 10 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of December 31, 2010 and June 30, 2010 consist of the following:

	December 31,	June 30,
	2010	2010

Accounts payable	$2,705,013	$3,009,646
Accrued expenses	65,608	110,000

Total	$2,770,621	$3,119,646

The carrying value of accounts payable and accrued expenses approximate their fair values due to the short-term nature of these obligations.

Note 11 – Trade Notes Payable

Trade notes payable consist of uncollateralized non-interest bearing promissory notes issued in connection with the acquisition of certain inventory and equipment. Balances outstanding under such notes as of December 31, 2010 and June 30, 2010 were $3,034,000 and $-0-, respectively.

Note 12 – Short-Term Bank Loans

Short-term bank loans consist of the following:

	December 31,	June 30,
	2010	2010
On September 16, 2009, the Company obtained a loan from Harbin Bank, the principal and accrued interest of which was paid in full by September 15, 2010. The interest was calculated using an annual fixed interest rate of 6.372% and paid monthly. The loan was secured by the Company’s property and equipment.	$-	$2,946,000

On October 30, 2009, the Company obtained a loan from Bank of Dalian, the principal and accrued interest of which was paid in full by October 29, 2010. The interest was calculated using an annual fixed interest rate of 6.903% and paid monthly. The loan was guaranteed by Dalian Fangyuan Financial Guarantee Co. ,Ltd., an unaffiliated third party.	$-	$2,356,800

On June 25, 2010, the Company obtained a loan from the Bank of East Asia, the principal and accrued interest of which was paid in full by December 25, 2010. The interest was calculated using an annual fixed interest rate of 6.318% and paid monthly. The loan was guaranteed by the Company’s accounts receivables.	$-	$736,500

On September 14, 2010, the Company obtained a loan from Harbin Bank with a maturity date of September 13, 2011. The interest is paid monthly at a variable rate equal to 30% per annum above the floating base interest for loans of the same term issued by the People’s Bank of China, the PRC’s central bank. The loan is secured by the Company’s property and equipment.	$3,034,000	$-

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
 (Unaudited)

Note 12 – Short-Term Bank Loans (continued)

On October 21, 2010, the Company obtained a loan from the Dalian Economic Development Zone Xinhui Town Bank with a maturity date of October 20, 2011. The interest is paid monthly at a variable rate equal to 50% per annum above the floating base interest for loans of the same term issued by the People’s Bank of China. The loan is secured by the Company’s inventory.	$1,501,830	$-

On November 23, 2010, the Company obtained a loan from the Bank of Dalian with a maturity date of November 22, 2011. The interest is paid monthly at a variable rate equal to 30% per annum above the floating base interest for loans of the same term issued by the People’s Bank of China,. The loan is guaranteed by Dalian Zhongdingxin Investment Guarantee Co., Ltd., an unaffiliated third party.	$1,517,000	$-

On November 23, 2010, the Company obtained a loan from the Bank of Dalian with a maturity date of November 22, 2011. The interest is paid monthly at a variable rate equal to 30% per annum above the floating base interest for loans of the same term issued by the People’s Bank of China. The loan is guaranteed by Dalian Tiansi Joint Guarantee Co., Ltd., an unaffiliated third party.	$1,517,000	$-

On December 30, 2010, the Company obtained a loan from the Bank of East Asia with a maturity date of June 30, 2011. The interest is paid monthly at a variable rate equal to 30% per annum above the floating base interest for loans of the same term issued by the People’s Bank of China.. The loan is secured by the Company’s accounts receivables.	$1,517,000	$-

Total	$9,086,830	$6,039,300

Note 13 – Loans From Unrelated Parties

These loans are based on good-faith, and are unsecured and non-interest bearing. The proceeds from these loans are utilized for working capital. As of December 31, 2010 and June 30, 2010, the Company had outstanding loans from unrelated parties of $2,220,740 and $370,000, respectively.

Note 14 – Long-Term Bank Loans

Long-term bank loans consist of the following:

	December 31,	June 30,
	2010	2010
On November 2, 2009, Dalian Befut entered into a Loan Agreement with the PRC National Development Bank Joint Equity Corporation (“NDB”) pursuant to which Dalian Befut borrowed RMB100,000,000 (approximately $14,670,000) from NDB (the “Loan”), The term of the Loan is seven years, with a maturity date of November 1, 2016. The interest rate is a variable rate equal to 5% per annum above the floating base interest for loans of the same term promulgated by the  People’s Bank of China. The Loan was designated to finance the construction of Dalian Befut’s planned specialty cable production lines with a production capacity of 4,000 KM. The Loan was secured by, among other liens, a first priority lien on Dalian Befut’s land use right and its building property ownership and guaranteed by, among other guarantees, Mr. Hongbo Cao and Mr. Tingmin Li, Dalian BEFUT’s two major shareholders.
	$14,866,600	$14,730,000

Total	$14,866,600	$14,730,000

Less: Current portion	758,500	294,600

Total noncurrent portion	$14,108,100	$14,435,400

Note 15 –Earnings Per Share

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

	For the Three Months Ended December 31,
	2010	2009

Net income attributable to BEFUT International Co., Ltd.	$1,936,565	$994,144

Weighted average common shares (denominator for basic earnings per share)	29,715,640	29,511,277

Effect of dilutive securities:	71,037	769,255

Weighted average common shares (denominator for diluted earnings per share)	29,786,677	30,280,532

Basic earnings per share	$0.07	$0.03
Diluted earnings per share	$0.07	$0.03

	For the Six Months Ended December 31,
	2010	2009

Net income attributable to BEFUT International Co., Ltd.	$4,184,821	$1,684,467

Weighted average common shares (denominator for basic earnings per share)	29,715,640	29,511,277

Effect of dilutive securities:	56,173	769,255

Weighted average common shares (denominator for diluted earnings per share)	29,771,813	30,280,532

Basic earnings per share	$0.14	$0.06
Diluted earnings per share	$0.14	$0.06

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
 (Unaudited)

Note 16– Stockholders’ Equity And Related Financing Agreements

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

Note 17– Income Taxes

The Company is a Nevada corporation and conducts all of its business through its Chinese subsidiaries. The Company’s business is conducted solely in the PRC. As the Company is a U.S. holding company, it has not recorded any income for the six months ended December 31, 2010 and 2009, there was no provision or benefit for U.S. income tax purpose.

The Company is governed by the Income Tax Law of the PRC concerning private-run enterprises, which are generally subject to a statutory tax rate of 25% and were previously, until January 2008, subject to a statutory tax rate of 33% (30% state income tax plus 3% local income tax) on income reported in the statutory statements after appropriate tax adjustments.

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the PRC (the “New CIT Law”), which became effective from January 1, 2008. Under the New CIT Law, the corporate income tax rate applicable to all companies, including both domestic and foreign-invested companies, is 25%, replacing the previous applicable tax rate of 33%. For the six months ended December 31, 2010 and 2009, the income tax provision for the Company was $1,422,030 and $585,723, respectively.

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
 (Unaudited)

Note 17– Income Taxes (continued)

In July 2006, the FASB issued FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company does not recognize any benefits in the financial statements for the six month ended December 31, 2010 and 2009.

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

Note 20 – Risk of Concentration and Credit Risk

During the six months ended December 31, 2010, five vendors accounted for approximately 76% of the Company’s purchases of raw materials, while during the six months ended December 31, 2009, two major vendors accounted for approximately 56.19% of the Company’s purchases of raw materials. Total purchases from these vendors were $20,227,944 and $6,524,876 for the six months ended December 31, 2010 and 2009, respectively.

Five major customers accounted for 24% and 44.01% of the net revenue for the six months ended December 31, 2010 and 2009, respectively. Total sales to these customers were $6,919,765 and $5,550,159, for the six months ended December 31, 2010 and 2009, respectively.

Financial instruments which potentially subject the Company to credit risk consist principally of cash on deposit with financial institutions. Management believes that the financial institutions that hold the Company’s cash and cash equivalents are financially sound and minimal credit risk exists with respect to these investments.

Note 21 – Supplemental Cash Flow Disclosures

The following is supplemental information relating to the consolidated statements of cash flows:

	Six Months Ended December 31,
	2010	2009

Cash paid for interest	$357,993	$137,504
Cash paid for income taxes	$-	$-

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those financial statements appearing elsewhere in this report.

Certain statements in this report constitute “forward-looking statements”. Such forward-looking statements include statements, which involve risks and uncertainties, regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategy, (c) our anticipated trends in our industry (d) our future financing plans, and (e) our anticipated needs for, and use of, working capital. Forward-looking Statements are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plan,” “potential,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” or the negative of these words or other variations on these words or comparable terminology. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks and matters described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

Any forward-looking statements speak only as of the date on which they are made and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. Further, the information about our intentions contained in this report is a statement of our intention as of the date of this report and is based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices, the economy in general and our assumptions as of such date. We may change our intentions, at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

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

Unless the context otherwise requires, all references to (i) “PRC” and “China” are to the People’s Republic of China; (ii) “U.S. dollar,” “$” and “US$” are to United States dollars; and (iii) “RMB”, “Yuan” and “Renminbi” are to the currency of the PRC or China.

Overview

We manufacture specialty cables in northeastern China for sale to industries, including, ship building, nuclear power plants, mining and petrochemical.  Our cable products consist of (i) traditional electric power system cable and (ii) an assortment of specialty cable, including marine cable, mining specialty cable, petrochemical cable.  We have recently begun to develop carbon fiber composite cable products. We also have developed the capability to produce other types of special cables such as submarine cable and certain “new energy” cable, including cable for wind and solar energy. Our switch application business mainly includes high and low voltage distribution cabinet switches and crane electronic control switches, which products compliment our cable product offerings.

Results of Operations

Three and six months ended December 31, 2011 compared to the three and six months ended December 31, 2010

Item	Three- months ended December 31, 2010	Three- months ended December 31, 2009	% Change	Six months ended December 31, 2010	Six months ended December 31, 2009	% Change
Sales	$14,871,164	$7,126,044	109%	$30,801,975	$12,609,703	144%
Cost of sales	$10,954,272	$5,235,323	109%	$22,625,032	$9,098,097	149%
Gross profit	$3,916,892	$1,890,721	107%	$8,176,943	$3,511,606	133%
Total operating expenses	$1,181,902	$457,092	159%	$2,232,129	$1,067,250	109%
Total other income/(expenses)	$(206,211)	$(103,629)	(99)%	$(425,001)	$(180,287)	(136)%
Net income	$1,913,884	$993,181	93%	$4,097,783	$1,678,346	144%
Gross profit margin	26.34%	26.53%	(0.19)%	26.55%	27.85%	(1.30)%
Basic earnings per share	$0.07	$0.03	133%	$0.14	$0.06	133%
Diluted earnings per share	0.07	0.03	133%	0.14	0.06	133%
Weighted average number of common shares outstanding:
Basic	29,715,640	29,511,277	0.69%	29,715,640	29,511,277	0.69%
Diluted	29,786,677	30,280,532	-1.63%	29,771,813	30,280,532	-1.68%

THREE MONTHS ENDED DECEMBER 31, 2010 AS COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2009

Sales

Our sales for the three months ended December 31, 2010 were $14,871,164, representing an increase of $7,745,120, or 109%, as compared to $7,126,044 in the three months ended December 31, 2009. This increase was primarily due to two factors: (i) significantly increased demand for our traditional cables, specialty cables and switch products from new and existing customers, and (ii) increased production capacity as a result of the relocation of our production facilities at the end of 2009 to our Phase I Changxing facility in Dalian’s Changxing Island Harbor Industrial Zone.

In terms of our product mix, for the three months ended December 31, 2010, approximately 42.2% of our revenues were generated from sales of traditional cable, approximately 49.4 % of revenues were generated from sales of specialty cable and approximately 8.4% of revenues were generated from our switch application business, as compared to 34.5%, 57.6% and 7.9%, respectively, in the three months ended December 31, 2009.

Cost of Sales

Cost of sales is primarily comprised of the cost of raw materials used in the production of our cable products, direct labor and manufacturing overhead expenses. Our cost of sales for the three months ended December 31, 2010 was $10,954,272, representing an increase of $5,718,949, or 109%, as compared to $5,235,323 in the three months ended December 31, 2009. The increase in our cost of sales was in line with the increase in our sales.

Gross Profit

Gross profit for the quarter ended December 31, 2010 was $3,916,892, representing an increase of $2,026,171, or 107%, three months as compared to the three months ended December 31, 2009. Gross profit as a percentage of sales was 26.34% for the three months ended December 31, 2010, which was not materially different from gross profit percentage at December 31, 2009.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of salaries and bonuses for sales personnel, advertising and promotion expenses, freight charges, related compensation and professional fees and amortization expenses. Selling expenses were $149,643 in the three months ended December 31, 2010, as compared to $14,828 in the three months ended December 31, 2009, representing an increase of $134,815, or 909.19%. General and administrative expenses were $1,032,259 for the three months ended December 31, 2010, representing an increase of $589,995, or 133.40%, as compared to $442,264 in the three months ended December 31, 2009.  The increase of general and administrative expenses was mainly due to the increase in expenses from salary, depreciation and expenses from Dalian Yuansheng and WOFE.

Income from Operations

Our operating income was $2,734,990 for the three months ended December 31, 2010,  representing an increase of $1,301,361, or 90.77%, as compared to $1,433,629 for the three months ended December 31, 2009.  This increase was a result of a significant increase in the gross profit of our overall business of wire and cable manufacturing, partially offset by an increase of selling, general and administrative expenses.

Government Subsidy

In the three months ended December 31, 2010, we received subsidies from various PRC governmental bureaus in the aggregate amount of $180,155, as compared to subsidies of $304,704 received in the quarter ended December 31, 2009. The subsidies we received in the three months ended December 31, 2010 consisted of (i) approximately $150,000 from the Appropriation of Technology Innovation Fund of the Department of Finance of Dalian City and (ii) approximately $30,000 from the Appropriation of Technology Innovation Fund of the Department of Finance of Liaoning Province.

Interest Expense

Interest expense was $493,390 for the three months ended December 31, 2010, representing an increase of $488,195, or 9,193.40%, as compared to $5,195 for the three months ended December 31, 2009.  This increase was due to the increase of our total bank loans, proceeds of which were used for working capital and our Phase I Changxing facility.

Income Taxes

In the three months ended December 31, 2010, our business operations were conducted solely by WFOE, Dalian Befut and its subsidiaries and, as such, we were governed by the PRC Enterprise Income Tax Laws (the “EIT Law”). China enterprise income tax is calculated based on taxable income determined under Chinese generally accepted accounting principles. In accordance with the EIT Law, a Chinese domestic company is subject to taxes, including but not limited to: (i) an enterprise income tax rate of 25% and (ii) a value added tax of 17% on the goods sold.

Provision for income taxes was $614,895 for the three months ended December 31, 2010, an increase of $278,076, or 82.56%, compared to $336,819 for the three months ended December 31, 2009.

Net Income

Net income for the three months ended December 31, 2010 was $1,913,884, representing an increase of $920,703, or 92.70%, as compared to net income of $993,181 for the three months ended December 31, 2009. The increase was mainly attributable to the increase of $2,026,171 in gross profit and the increase of $510,162 in other income, which was partially offset by an increase in selling, general and administrative expenses of $724,810, an increase in interest expense of $488,195 and an increase in income tax provision of $278,076.

SIX MONTHS ENDED DECEMBER 31, 2010 AS COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2009

Sales

Our sales for the six months ended December 31, 2010 were $30,801,975, representing an increase of $18,192,272, or 144.27%, as compared to $12,609,703 in the six months ended December 31, 2009. The increase was primarily due to three factors: (i) significantly increased demand for our traditional cables, specialty cables and switch products from new and existing customers, (ii) our increased production capacity as a result of the relocation of our production facilities to our Phase I Changxing facility in Dalian’s Changxing Island Harbor Industrial Zone at the end of 2009, and (iii) increased prices of many of our cable products due to an increase in the average price of copper, our primary raw material, in the six months ended December 31, 2010, most of which we passed on to our customers.

In terms of our product mix, for the six months ended December 31, 2010, approximately 48.0% of our revenues were generated from sales of traditional cable, approximately 47.4% of revenues were generated from sales of specialty cable and approximately 4.6% of revenues were generated from our switch application business, as compared to 37.5%, 58.0% and 4.5%, respectively, in the six months ended December 31, 2009.

Cost of Sales

Cost of sales is primarily comprised of the cost of raw materials used in the production of our cable products, direct labor and manufacturing overhead expenses. Our cost of sales for the six months ended December 31, 2010 was $22,625,032, representing an increase of $13,526,935, or 148.68%, as compared to $3,511,606 in the six months ended December 31, 2009. Our cost of sales increased at a higher rate than our sales because we produced a lower percentage of specialty cable, which typically has higher gross margins, than in the prior period.

Gross Profit

Gross profit for the six months ended December 31, 2010 was $8,176,943, representing an increase of $4,665,337, or 132.85%, as compared to $3,511,606 in the six months ended December 31, 2009. Gross profit as a percentage of sales was 26.55% for the six months ended December 31, 2010, representing a decrease of 1.30%, as compared to 7.85% in the six months ended December 31, 2009.  The decrease of gross profit rate was primarily due to that we produced a lower percentage of specialty cable products, as compared to the six months ended December 31, 2009.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of salaries and bonuses for sales personnel, advertising and promotion expenses, freight charges, related compensation and professional fees, and amortization expenses. Selling expenses were $188,250 in the six months ended December 31, 2010, as compared to $36,701 in the six months ended December 31, 2009, representing an increase of $151,549, or 412.93%. General and administrative expenses were $2,043,879 for the six months ended December 31, 2010, representing an increase of $1,013,330, or 98.33%, as compared to $1,030,549 in the six months ended December 31, 2009. The increase of general and administrative expenses was mainly due to the increase in expenses, including for salary, depreciation and entertainment, from  Dalian Yuansheng, Befut Zhong Xing and WFOE.

Income from Operations

Our operating income was $5,944,814 for the six months ended December 31, 2010, an increase of $3,500,458, or 143.21%, as compared to $2,444,356 for the six months ended December 31, 2009.  This increase was a result of a significant increase in the gross profit of our overall business of wire and cable manufacturing, partially offset by an increase of selling, general and administrative expenses.

Government Subsidy

In the six months ended December 31, 2010, we received subsidies from various PRC governmental bureaus in the aggregate amount of $316,642, as compared to subsidies of $354,658 received in the six months ended December 31, 2009. The subsidies received by the Company in the six months ended December 31, 2010 consisted of: (i) approximately $74,000 received from the Finance Bureau of Dalian and the Economic and Information Commission of Dalian recognizing the Company as a Newly Identified Municipal Technical Center, (ii) approximately $30,000 received from the Appropriation of Technology Innovation Fund of the Department of Finance of Liaoning Province, and (iii) approximately $178,000 received from the Appropriation of Technology Innovation Fund of the Department of Finance of Dalian City and (iv) a refund of $27,000 for value added taxes we paid at the end of 2009.

Interest Expenses

Interest expense was $879,788 for the six months ended December 31, 2010, an increase of $742,284, or 539.83%, as compared to $137,504 for the six months ended December 31, 2009. This increase is due to the increase in borrowings under our bank loans.

Income Taxes

In the six months ended December 31, 2010, our business operations were conducted solely by WFOE, Dalian Befut and its subsidiaries and, as such, we were governed by the PRC Enterprise Income Tax Laws (the “EIT Law”). China enterprise income tax is calculated based on taxable income determined under Chinese generally accepted accounting principles. In accordance with the EIT Law, a Chinese domestic company is subject to taxes, including but not limited to: (i) an enterprise income tax rate of 25% and (ii) a value added tax of 17% on the goods sold.

Provision for income taxes was $1,422,030 for the six months ended December 31, 2010, an increase of $836,307, or 142.78%, compared to $585,723 for the six months ended December 31, 2009.

Net Income

Net income for the six months ended December 31, 2010 was $4,097,783 an increase of $2,419,437, or 144.16%, as compared to net income of $1,678,346 for the six months ended December 31, 2009. The increase was mainly attributable to the increase of $4,665,337 in gross profit and the increase of $535,586 in other income, which was partially offset by an increase in selling, general and administrative expenses of $1,164,879, an increase in interest expense of $724,284 and an increase in income tax provision of $836,307.

Liquidity and Capital Resources

Selected Measures of Liquidity and Capital Resources

The following table sets forth certain relevant measures regarding our liquidity and capital resources:

(dollars in thousands, except ratios)	December 31, 2010	June 30, 2010

Cash and cash equivalents and restricted cash	$4,256	$2,500

Working capital	$9,584	$7,215

Ratio of current assets to current liabilities	1.4:1	1.5 :1

Our approximately  $2.4 million increase in working capital from June 30, 2010 to December 31, 2010 was primarily due to the increase of $12.8 million of current assets and the increase of  $10.4 million of current liabilities. The increase of current assets mainly includes the increase of $1.8 million of cash, cash equivalents and restricted cash, the increase of $8.0 million of account receivables and the increase of $2.7 million of inventory. The increase of current liabilities mainly includes the increase of $3 million of trade notes payable, the increase of $3 million of short term bank loans, the increase of $1.8 million of loans from unrelated parties, and the increase of $1.5 million of income tax payable.

Cash Flows

We had a net decrease of $557,713 in cash and cash equivalents from June 30, 2010 to December 31, 2010, as compared to a net increase of $5,175,592 from June 30, 2009 to December 31, 2009, respectively. The following table summarizes such changes:

	For the six months ended
(dollars in thousands)	December 31, 2010	December 31, 2009
Net cash provided by (used in) operating activities	$(1,429)	$1,092
Net cash used in investing activities	$(1,217)	$(10,530)
Net cash provided by financing activities	$2,159	$14,618
Net increase (decrease) in cash, cash equivalents	$(558)	$5,176

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

Operating Activities

During the six months ended December 31, 2010, net cash used in operating activities was $1,429,171,  a decrease of $2,520,690, or 230.93%, as compared to net cash of $1,091,519 provided by operating activities during the six months ended December 31, 2009. The decrease in net cash of approximately $2.5 million was mainly due to the increase of net income of $2.4 million, the increase of account receivables of $7.8 million, the increase in inventory of $1.6 million and the increase of trade notes payable of $4.2 million.

Investing Activities

During the six months ended December 31, 2010, we used net cash in investing activities of $1,216,513, a decrease of $9,313,251, or 88.45%, as compared to net cash of $10,529,764 used in investing activities for the six months ended December 31, 2009. We had significantly less investment activities following the completion of our Phase I Changxing Island facility in December, 2009.

Financing Activities

During the six months ended December 31, 2010, net cash provided by financing activities was $2,158,719, representing a decrease of $12,459,487, or 85.23%, as compared to net cash of $14,618,206 provided by financing activities during the six months ended December 31, 2009. We significantly reduced our financing activities with the completion of our Phase I Changxing Island facility.

Financial Obligations

As of December 31, 2010, our outstanding loans were as follows:

Creditors	Loan Amount	Interest Rate		Term	Maturity Date

Harbin Bank	$3,034,000	7.55	% *	1 year	09/13/11

Bank of Dalian	$3,034,000	7.55	% *	1 year	11/22/11

Dalian Economic Zone Xinhui Town Bank	$1,501,830	8.72	% +	1 year	10/20/11

Bank of East Asia	$1,517,000	7.55	% *	6 months	06/30/11

PRC Development Bank Joint Equity Corporation	$14,866,600	6.72	% #	7 years	11/01/16

*  Variable interest rate equal to 30% per annum above the floating base rate issued by the People’s Bank of China.

+  Variable interest rate equal to 50% per annum above the floating base rate issued by the People’s Bank of China.

#  Variable interest rate equal to 5% per annum above the floating base rate issued by the People’s Bank of China.

Accounts Receivable

The balance of our accounts receivable was $17,292,392, net of allowance for doubtful accounts of $85,783, as of December 31, 2010, as compared to $9,292,310, net of allowance for doubtful accounts of $83,295, as of June 30, 2010. The average age of receivables for the last twelve months ended December 31, 2010 was 94 days, compared to 103 days for the fiscal year ended June 30, 2010.

Inventories

Inventories consisted of the following as of December 31, 2010 and June 30, 2010, respectively:

	December 31, 2010	June 30, 2010
Category
Raw materials	$2,339,670	$1,093,193
Work-in-process	365,680	323,275
Finished goods	2,528,887	1,127,321
Total inventories	$5,234,237	$2,543,789

We had total inventory of $5,234,237 as of December 31, 2010, an increase of $2,690,448, or 105.77%, as compared to inventory of $2,543,789 as of June 30, 2010. The average number of days of inventory for the last twelve months ended December 31, 2010 was 66 days, compared to 40 days for the fiscal year ended June 30, 2010. This increase was primarily due to the significant increases in our production in last two quarters.

Off-Balance Sheet Arrangements

At December 30, 2010, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Use of Estimates

Management's discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See Note 2 to our consolidated financial statements, “Summary of Significant Accounting Policies.” We believe that the following paragraphs reflect the more critical accounting policies that currently affect our financial condition and results of operations:

Use of Estimates and Assumption

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include allowance for doubtful accounts and income taxes. Actual results could differ from those estimates.

Revenue Recognition

We derives our revenues primarily from the design, manufacture and sale of industrial wires and cables in the PRC. In accordance with the provisions of ASC Topic 605, revenue is recognized when products are shipped, title and risk of loss is passed to the customers and collection is reasonably assured. Payments received before the above criteria are satisfied are recorded as advance from customers.

Cash and Cash Equivalents

In accordance with FASB ASC Topic 230, "Statement of Cash Flows", we consider all highly liquid instruments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are recorded net of allowance for doubtful accounts. We provide an allowance for doubtful accounts equal to the estimated uncollectible amounts.  Periodically, management assesses customer credit history and relationships as well as performs an analysis on the aging of accounts receivable.  Based on the results of such analysis, management determines whether certain balances are deemed uncollectible at the end of a certain fixed period.  Using its past collection experience, we reserve 0.3% of accounts receivable balances that have been outstanding for less than one year, 3% of accounts receivable balances that have been outstanding for more than one year but less than two years, and 10% of accounts receivable balances that have been outstanding for more than two years.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide this information.

Item 4.	Controls and Procedures

(a)            Evaluation of disclosure controls and procedures. At the conclusion of the period ended December 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

BEFUT INTERNATIONAL CO., LTD.

Date: February 14, 2011	By:	/s/ Hongbo Cao
Name: Hongbo Cao
Title: President and Chief Executive Officer
(principal executive officer)

Date: February 14, 2011	By:	/s/ Mei Yu
Name: Mei Yu
Title: Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.