Form 10-Q
period 2011-03-31
BEFUT International Co., Ltd.
filed 2011-05-13
CIK 1328888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________

Commission File Number 0-51336

BEFUT INTERNATIONAL CO., LTD.
(Exact name of registrant as specified in its charter)

Nevada	20-2777600
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

27th Floor, Liangjiu International Tower
No. 5, Heyi Street, Xigang District 116011
Dalian City, China
(Address of principal executive offices) (Zip Code)

(011)-86-411-83678755 (China)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 11, 2011, 29,715,640 shares of the registrant’s Common Stock, $.001 par value, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited condensed consolidated balance sheets, statements of operations and comprehensive income, and statements of cash flows and the related notes thereto, have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. The financial statements reflect all adjustments, consisting only of normal, recurring adjustments, which are, in the opinion of management, necessary for a fair presentation for the interim periods.

The accompanying financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2010.

The results of operations for the three-month period and nine-month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

BEFUT INTERNATIONAL CO., LTD.
Consolidated Balance Sheets
	March 31,	June 30,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$446,658	$1,319,173
Restricted cash	1,991,245	1,181,095
Accounts receivable, net of allowance for doubtful accounts of $86,349 and $83,295 at March 31, 2011, and June 30, 2010, respectively	16,279,594	9,292,310
Inventory	5,799,198	2,543,789
Trade notes receivable	669,290	-
Loans to unrelated parties	5,668,683	1,054,090
Bank loan security deposits	1,210,911	1,031,100
Advance payments for inventory	1,132,694	399,868
Due from related party	-	472,838
Other current assets	1,037,503	521,739
Total current assets	34,235,776	17,816,002

Property and equipment, net	32,250,107	31,618,074

Other assets:
Intangibles, net	15,255,499	15,669,375
Advance payments for property and equipment	274,690	293,605
Advance payments – Research & Development	2,165,286	2,088,714
Total other assets	17,695,475	18,051,694

Total assets	$84,181,358	$67,485,770

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$2,827,356	$3,119,646
Short-term bank loans	11,437,230	6,039,300
Current portion of long-term bank loans	763,500	294,600
Loans from unrelated parties	1,591,600	370,000
Advances from customers	2,460,833	533,806
Income taxes payable	3,502,071	1,655,747
Other current liabilities	1,185,812	969,787
Total current liabilities	23,768,402	12,982,886

Long-term bank loan	14,201,100	14,435,400

Total liabilities	37,969,502	27,418,286

Equity
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 29,715,640 and 29,715,666 shares issued and outstanding at December 31, 2010 and June 30, 2010, respectively	29,716	29,716
Additional paid-in capital	21,838,047	21,838,047
Statutory reserves	1,181,189	1,181,189
Retained earnings	18,818,441	13,810,157
Accumulated other comprehensive income	3,727,290	2,166,533
Total stockholders’ equity	45,594,683	39,025,642
`
Noncontrolling interest	617,173	1,041,842

Total equity	46,211,856	40,067,484

Total liabilities and equity	$84,181,358	$67,485,770

The accompanying notes are an integral part of these consolidated financial statements.

BEFUT INTERNATIONAL CO., LTD.

Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Sales	$9,443,346	$6,708,410	$40,245,320	$19,318,113

Cost of sales	6,945,831	5,002,973	29,570,863	14,101,070

Gross profit	2,497,515	1,705,437	10,674,457	5,217,043

Operating expenses:
Selling expenses	146,144	11,300	334,393	48,001
General and administrative expenses	983,787	731,346	2,999,048	1,761,895
Total operating expenses	1,129,931	742,646	3,333,441	1,809,896

Income from operations	1,367,584	962,791	7,341,016	3,407,147

Other income (expenses):
Government subsidy income	84,352	331,138	251,834	685,796
Interest income	1,585	2,113	11,532	5,841
Interest expense	(434,063)	(361,680)	(1,159,430)	(502,912)
Other income (expenses)	(19,152)	2,930	(45,334)	(394,511)
Total other income (expenses)	(367,278)	(25,499)	(941,398)	(205,786)

Income from continuing operations before provision for income tax	1,000,306	937,292	6,399,618	3,201,361

Provision for income tax	364,396	306,698	1,786,426	892,421

Income from continuing operations, net of tax	635,910	630,594	4,613,192	2,308,940

Discontinued operations:
Income from operations of discontinued subsidiary (including gain on disposal of $99,148 in 2011)	171,644	-	292,146	-
Provision for income tax	24,787	-	24,787	-
Income from discontinued operations, net of tax	146,857	-	267,359	-

Net income	782,767	630,594	4,880,551	2,308,940

Less: net loss attributable to noncontrolling interest	(24,547)	(61,016)	(127,732)	(67,137)

Net income attributable to BEFUT	$807,314	$691,610	$5,008,283	$2,376,077

The accompanying notes are an integral part of these consolidated financial statements.

BEFUT INTERNATIONAL CO., LTD.

Consolidated Statements of Operations (continued)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Amounts attributable to BEFUT common shareholders:

Income from continuing operations, net of tax	$686,318	$691,610	$4,766,785	$2,376,077

Discontinued operations:
Income from operations of discontinued subsidiary (including gain on disposal of $99,148 in 2011)	145,783	-	266,285	-
Provision for income tax	24,787	-	24,787	-
Income from discontinued operations, net of tax	120,996	-	241,498	-

Net income	$807,314	$691,610	$5,008,283	$2,376,077

Earnings per share—Basic:
Income from continuing operations	$0.02	$0.03	$0.16	$0.08
Discontinued operations	$0.01	$0.00	$0.01	$0.00
Net income	$0.03	$0.03	$0.17	$0.08

Earnings per share—Diluted:
Income from continuing operations	$0.02	$0.02	$0.16	$0.08
Discontinued operations	$0.01	$0.00	$0.01	$0.00
Net income	$0.03	$0.02	$0.17	$0.08

Weighted average number of common shares outstanding:
Basic	29,715,640	29,512,784	29,715,640	29,512,784
Diluted	29,778,814	30,155,539	29,774,190	30,240,336

The accompanying notes are an integral part of these consolidated financial statements.

BEFUT INTERNATIONAL CO., LTD.

Statements of Consolidated Comprehensive Income
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Net income	$782,767	$630,594	$4,880,551	$2,308,940

Other comprehensive income
Foreign currency translation adjustment	279,458	107	1,561,447	48,178

Total comprehensive income	1,062,225	630,701	6,441,998	2,357,118

Less: comprehensive income attributable to noncontrolling interest	(24,414)	(61,004)	(127,042)	(67,124)

Comprehensive income attributable to BEFUT	$1,086,639	$691,705	$6,569,040	$2,424,242

The accompanying notes are an integral part of these consolidated financial statements.

BEFUT INTERNATIONAL CO., LTD.

Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net Income	$4,880,551	$2,308,940
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,373,398	1,087,427
Changes in current assets and current liabilities:
Accounts receivable	(6,831,456)	(4,510,985)
Inventory	(3,113,702)	(743,916)
Trade notes receivable	(647,603)	-
Advance payments for inventory	(664,108)	(7,726,696)
Advance payment - R&D	-	155,438
Other current assets	(3,327,626)	(815,103)
Accounts payable and accrued expenses	(203,318)	5,871,576
Trade notes payable	-	(1,173,120)
Advances from customers	1,875,604	290,209
Income taxes payable	1,755,806	892,421
Other taxes payable	(183,770)	(37,983)
Other current liabilities	587,314	59,082
Total adjustments	(8,379,461)	(6,651,650)

Net cash provided by (used in) operating activities	(3,498,910)	(4,342,710)

Cash flows from investing activities:
Loans to unrelated parties	(4,499,535)	1,234,288
Due from related party	481,987	-
Advance payments for property and equipment	29,183	(642,672)
Additions to property and equipment	(866,358)	(2,016,175)
Additions to construction in progress	(40,072)	(2,450,795)
Acquisition of intangible assets	(6,004)	(6,453)
Gain on disposal of a subsidiary – Dalian Marine, net of cash	2,465,957	-
Long-term investment	-	2,933

Net cash used in investing activities	(2,434,842)	(3,878,874)

Cash flows from financing activities:
Restricted cash	(754,045)	586,000
Bank loan security deposits	(139,640)	(681,876)
Proceeds (repayment) of short-term bank loans	5,115,585	(2,786,160)
Convertible notes payable		(370,000)
Loans from unrelated parties	1,201,200	2,708,908
Proceeds (repayment) of long-term bank loans	(300,300)	9,188,462
Contributed from minority shareholder	-	777,192

Net cash provided by financing activities	5,122,800	9,422,526

Effect of foreign currency translation on cash	(61,563)	4,314

Net increase (decrease) in cash and cash equivalents	(872,515)	1,205,256

Cash and cash equivalents – beginning	1,319,173	210,301

Cash and cash equivalents – ending	$446,658	$1,415,557

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

On February 16, 2009, WFOE entered into a series of agreements, the purpose of which was to restructure Dalian Befut Wire & Cable Manufacturing   Co., Ltd. (“Dalian Befut”) in accordance with applicable PRC law so that Dalian Befut could raise capital and grow its business (the “Restructuring”). Dalian Befut was incorporated on June 13, 2002 under the laws of the PRC. The Restructuring included the following arrangements: First, WFOE entered into an Original Equipment Manufacturer Agreement with Dalian Befut containing the following material provisions: (i) Dalian Befut may not manufacture products for any person or entity other than WFOE without the written consent of WFOE; (ii) WFOE is to provide all raw materials and advance related costs to  Dalian Befut, as well as provide design requirements for products to be manufactured; (iii) WFOE is responsible for marketing and distributing the   products manufactured by Dalian Befut and will keep all related profits and revenues; and (iv) WFOE has an exclusive right, exercisable in its sole discretion, to purchase all or part of   the assets and/or equity of Dalian Befut at a mutually agreed price to the extent permitted by applicable PRC law. In  addition, on February 16, 2009, WFOE entered into two ancillary agreements with Dalian Befut: (i) an Intellectual Property License Agreement, pursuant to which WFOE shall be permitted to use intellectual property rights such as trademarks, patents and know-how for the marketing and sale of the products manufactured by Dalian Befut; and (ii) a Non-competition Agreement, pursuant to which Dalian Befut shall not compete against WFOE.

On April 14, 2006, Dalian Marine Cable Co., Ltd. (“Dalian Marine Co.”) was incorporated in the PRC by Dalian Befut.  At such time, the shareholders of Dalian Marine Co. were Dalian Befut (owning 86.6% of the equity interests) and three individual shareholders. Dalian Marine Co. was formed to conduct marketing activities and produce marine cables for Dalian Befut.

On July 1, 2009, Dalian Befut, our captive manufacturer, formed a joint venture under the laws of the PRC, Dalian Befut Zhong Xing Switch Co., Ltd. (“Befut Zhong Xing”), with pre-registered capital of RMB1,000,000. Dalian Befut invested RMB700,000 for its 70% equity interest in Befut Zhong Xing. In January, 2010, Dalian Befut increased its investment capital to RMB14.7 million with a transfer of intangible assets to Befut Zhong Xing on January 1, 2010 and raised its equity ownership percentage in Befut Zhong Xing to 73.5%. Befut Zhong Xing manufactures switch appliances, including high/low voltage distribution cabinet switches and crane electronic control switches.  The noncontrolling interest also increased its equity investment by contributing additional cash of RMB5,000,000 (approximately $733,350).  There were no equity transactions (purchasing or selling the controlling interest) between the Company and the noncontrolling interest shareholders for the year ended June 30, 2010.

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
 (Unaudited)

Note 1 – Organization and Nature of Business (continued)

 Dalian Yuansheng was established on June 3, 2009 with a registered capital of RMB 1,000,000 (approximately $146,700).  Two individual shareholders, Chengnian Yan and Xianjun Cheng, owned 60% and 40% of Dalian Yuansheng, respectively.  On July 23, 2010, Dalian Befut contributed RMB 5,000,000 (approximately $735,294) and purchased the original 60% interest from Chengnian Yan at RMB 600,000 (approximately $88,235).  As a result, Dalian Befut became 93.3% owner of Dalian Yuansheng.  For the periods ended September 30, 2010 and December 31, 2010, the Company consolidated the financial statements of Dalian Yuansheng with intercompany transactions, including investment in Dalian Yuansheng of RMB 5,600,000 (approximately $823,529), eliminated and reported noncontrolling interest per ASC 810-10 as part of the Company’s equity.  The purchase of Chengnian Yan’s interest in Dalian Yuansheng at RMB 600,000 (approximately $88,235) was recorded as an equity transaction at cost and no gain or loss was recorded.

On February 25, 2011, Dalian Befut sold its entire 86.6% equity interest in Dalian Marine Co. to Mr. Fansheng Li, a noncontrolling shareholder of Dalian Marine Co., for RMB 17,320,000 (approximately $2.67 million) in cash. As part of the transaction, the applicable certifications required for producing marine cables were transferred to WFOE. As Dalian Befut will continue to manufacture marine cables for the Company, the Company has determined that Dalian Befut’s sale of its equity interests in Dalian Marine Co. did not have any material impact on the Company’s financial position and operations.

Note 2 – Summary of Significant Accounting Policies

Basis Of Presentation

As disclosed in Note 1, WFOE entered into an Original Equipment Manufacturer Agreement, an Intellectual Property License Agreement and a Non-competition Agreement (collectively, the “OEM Agreements”) with Dalian Befut.  Under FASB ASC 810-10 (formerly FIN 46R), Dalian Befut is the variable interest entity, or VIE, of WOFE by virtue of the OEM Agreements.  As Dalian Befut’s sole purpose and objective is to provide resources and benefits to WFOE, WFOE is the primary beneficiary that can consolidate Dalian Befut. Therefore, Dalian Befut and its controlled subsidiaries, Dalian Marine Co., Dalian Yuansheng and Befut Zhong Xing, are consolidated into the Company’s financial statements.

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

In preparing the accompanying unaudited consolidated financial statements, the Company evaluated the period from March 31, 2011 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

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

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
 (Unaudited)

Note 2 – Summary of Significant Accounting Policies (continued)

Reclassification

Certain amounts as of June 30, 2010 and March 31, 2011 were reclassified for presentation purposes.

Note 3– Restricted Cash

Cash balances in the amount of $1,991,245 and $1,181,095 were restricted as of March 31, 2011 and June 30, 2010, respectively, as collateral for the construction loan obtained from the PRC National Development Bank Joint Equity Corporation, which is described in Note 13. The balance of $763,500 as of March 31, 2011 was restricted as collateral for the Bank of East Asia.

Note 4– Inventory

Inventory consisting of material, labor and manufacturing overhead as of March 31, 2011 and June 30, 2010 consists of the following:

	March 31,	June 30,
	2011	2010

Raw materials	$2,419,354	$1,093,193
Work in process	1,071,458	323,275
Finished goods	2,308,386	1,127,321

Total	$5,799,198	$2,543,789

Note 5– Loans to Unrelated Parties

As of March 31, 2011 and June 30, 2010, the Company had outstanding loans to unrelated parties of $5,668,683 and $1,054,090, respectively. These loans represent advances to unrelated parties, Dalian Haide Electric Power Equipment Co., Ltd., a research and development partner of the Company and Dalian Chenglian Electrical Installation Engineering Co., Ltd., a customer of the Company. The loans were made to fund working capital requirements with an annual interest rate of 50% above the applicable bank interest rate, which is the floating base interest rate for loans of the same term issued by the People's Bank of China. Interest payments are made semi-annually with no principal payments required until on or before the due date, as per the terms of the loan agreement.

Note 6– Bank Loan Security Deposits

The Company obtained financing from various banks through third party guarantors.  The Company is responsible to provide security deposits to third party guarantors per the agreements between the Company and the third guarantors.  The balance of such bank loan security deposits as of March 31, 2011 and June 30, 2010 consist of the following:

	March 31,	June 30,
	2011	2010

Bank loan security deposits – short-term	$905,511	$736,500
Bank loan security deposits – long-term	305,400	294,600
Total	$1,210,911	$1,031,100

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
 (Unaudited)

Note 7– Property and Equipment

Property and equipment as of March 31, 2011 and June 30, 2010 consist of the following:

	March 31,	June 30,
	2011	2010

Buildings	$20,610,604	$19,877,285
Machinery and equipment	13,844,784	12,673,324
Office equipment and furniture	200,810	100,927
Vehicles	524,710	466,380
Subtotal	35,180,908	33,117,916
Less: Accumulated depreciation	2,971,444	1,499,842
	32,209,464	31,618,074
Add: Construction in progress	40,643	-
Total	$32,250,107	$31,618,074

Depreciation expense for the three months ended March 31, 2011 and 2010 was $458,861 and $80,779, respectively. Depreciation expense for the nine months ended March 31, 2011 and 2010 was $1,395,665 and $250,595, respectively.

Note 8 – Intangible Assets

Intangible assets as of March 31, 2011 and June 30, 2010 consist of the following

	March 31,	June 30,
	2011	2010

Software	$29,519	$22,684
Trademark	87,039	83,961
Land use rights	5,706,842	5,505,028
Patent	12,026,652	11,601,348
Subtotal	17,850,052	17,213,021
Less: Accumulated amortization	2,594,553	1,543,646
Total	$15,255,499	$15,669,375

Amortization expense for the three months ended March 31, 2011 and 2010 was $330,541 and $287,968, respectively. Amortization expense for the nine months ended March 31, 2011 and 2010 was $977,733and $836,832, respectively.

Note 9 – Advance Payments – Research and Development

As a common practice in the business environment of China, the Company is required to make advance payments for goods or services that will be used in future research and development activities. The Company made the original advance payments for research and development to a third party in August 2008 for the development of twenty patents.  The Company realizes the advance payments when certain progress targets are achieved, including, but not limited to, obtaining the intellectual property certificate issued by the PRC State Intellectual Property Office and passing the two-year declaration period, and related costs have been incurred and reported by the third party to the Company. Such advance payments are amortized as research and development expense in the years in which the patents have passed the two- year declaration period. As of March 31, 2011 and June 30, 2010, the Company determined that these advance payments are recoverable.

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
 (Unaudited)

Note 10 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of March 31, 2011 and June 30, 2010 consist of the following:

	March 31,	June 30,
	2011	2010

Accounts payable	$2,745,585	$3,009,646
Accrued expenses	81,771	110,000
Total	$2,827,356	$3,119,646

The carrying value of accounts payable and accrued expenses approximate their fair values due to the short-term nature of these obligations.

Note 11 – Short-Term Bank Loans

Short-term bank loans consist of the following:

	March 31,	June 30,
	2011	2010
On September 16, 2009, the Company obtained a loan from Harbin Bank, the principal and accrued interest of which was paid in full by September 15, 2010. The interest was calculated using an annual fixed interest rate of 6.372% and paid monthly. The loan was secured by the Company’s property and equipment.	$-	$2,946,000

On October 30, 2009, the Company obtained a loan from Bank of Dalian, the principal and accrued interest of which was paid in full by October 29, 2010. The interest was calculated using an annual fixed interest rate of 6.903% and paid monthly. The loan was guaranteed by Dalian Fangyuan Financial Guarantee Co., Ltd., an unaffiliated third party.	$-	$2,356,800

On June 25, 2010, the Company obtained a loan from the Bank of East Asia, the principal and accrued interest of which was paid in full by December 25, 2010. The interest was calculated using an annual fixed interest rate of 6.318% and paid monthly. The loan was guaranteed by the Company’s accounts receivables.	$-	$736,500

On September 14, 2010, the Company obtained a loan from Harbin Bank with a maturity date of September 13, 2011. The interest is paid monthly at a variable rate equal to 30% per annum above the floating base interest for loans of the same term issued by the People’s Bank of China, the PRC’s central bank. The loan is secured by the Company’s property and equipment.	$3,054,000	$-

On October 21, 2010, the Company obtained a loan from the Dalian Economic Development Zone Xinhui Town Bank with a maturity date of October 20, 2011. The interest is paid monthly at a variable rate equal to 50% per annum above the floating base interest for loans of the same term issued by the People’s Bank of China. The loan is secured by the Company’s inventory.	$1,511,730	$-

On November 11, 2010, the Company obtained a loan from the Bank of Dalian with a maturity date of November 10, 2011. The interest is paid monthly at a variable rate equal to 30% per annum above the floating base interest for loans of the same term issued by the People’s Bank of China,. The loan is guaranteed by Dalian Zhongdingxin Investment Guarantee Co., Ltd., an unaffiliated third party.	$1,527,000	$-

On November 23, 2010, the Company obtained a loan from the Bank of Dalian with a maturity date of November 22, 2011. The interest is paid monthly at a variable rate equal to 10% per annum above the floating base interest for loans of the same term issued by the People’s Bank of China. The loan is guaranteed by Dalian Tiansi Joint Guarantee Co., Ltd., an unaffiliated third party.	$1,527,000	$-

On December 30, 2010, the Company obtained a loan from the Bank of East Asia with a maturity date of June 30, 2011. The interest is paid monthly at a variable rate equal to 30% per annum above the floating base interest for loans of the same term issued by the People’s Bank of China. The loan is secured by the Company’s accounts receivables.	$1,527,000	$-

On January 10, 2011, the Company obtained a loan from the Bank of East Asia with a maturity date of July 10, 2011. The interest is paid monthly at a variable rate equal to 30% per annum above the floating base interest for loans of the same term issued by the People’s Bank of China. The loan is secured by the Company’s accounts receivables.	$2,290,500	$-

Total	$11,437,230	$6,039,300

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
 (Unaudited)

Note 12 – Loans From Unrelated Parties

These loans are based on good-faith, and are unsecured and non-interest bearing. The proceeds from these loans are utilized for working capital. As of March 31, 2011 and June 30, 2010, the Company had outstanding loans from unrelated parties of $1,591,600 and $370,000, respectively.

Note 13 – Long-Term Bank Loans

Long-term bank loans consist of the following:

	March 31,	June 30,
	2011	2010
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
	$14,964,600	$14,730,000

Total	$14,964,600	$14,730,000

Less: Current portion	763,500	294,600

Total noncurrent portion	$14,201,100	$14,435,400

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
 (Unaudited)

Note 14 – Government Subsidy Income

Government subsidy income for the nine months ended March 31, 2011 and 2010 consists of the following:

	March 31, 2011	March 31, 2010
Appropriation of Technology Innovation Subsidy	$291,591	$-
Newly Identified Municipal Technical Center Subsidy	75,075	-
Invention Patent Subsidy	901	-
“Famous Trademark” subsidy	-	293,280
Marine cable business subsidy	-	219,960
Value added tax refund for employing physically-challenged workers	109,492	172,556
Amount included in discontinued operations	(225,225)	-
Total	$251,834	$685,796

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

	For the Three Months Ended March 31,
	2011	2010

Income from continuing operations, net of tax	$683,318	$691,610

Income from discontinued operations, net of tax	120,996	-

Net Income	$807,314	$691,610

Effect of Dilutive Securities – Convertible notes	-	6,389

Income available to common stockholders	807,314	697,999

Weighted average common shares
(denominator for basic earnings per share)	29,715,640	29,512,784

Effect of dilutive securities:	63,174	642,755

Weighted average common shares
(denominator for diluted earnings per share)	29,778,814	30,155,539

Earnings per share—Basic:
Income from continuing operations	$0.02	$0.03
Discontinued operations	$0.01	$0.00
Net income	$0.03	$0.03

Earnings per share—Diluted:
Income from continuing operations	$0.02	$0.02
Discontinued operations	$0.01	$0.00
Net income	$0.03	$0.02

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
 (Unaudited)

Note 15 –Earnings Per Share (continued)

	For the Nine Months Ended March 31,
	2011	2010

Income from continuing operations, net of tax	$4,766,785	$2,376,077

Income from discontinued operations, net of tax	241,498	-

Net Income	$5,008,283	$2,376,077

Effect of Dilutive Securities – Convertible notes	-	19,167

Income available to common stockholders	5,008,283	2,395,244

Weighted average common shares
(denominator for basic earnings per share)	29,715,640	29,512,784

Effect of dilutive securities:	58,550	727,522

Weighted average common shares
(denominator for diluted earnings per share)	29,774,190	30,240,336

Earnings per share—Basic:
Income from continuing operations	$0.16	$0.08
Discontinued operations	$0.01	$0.00
Net income	$0.17	$0.08

Earnings per share—Diluted:
Income from continuing operations	$0.16	$0.08
Discontinued operations	$0.01	$0.00
Net income	$0.17	$0.08

Note 16– Stockholders’ Equity And Related Financing Agreements

On March 13, 2009, as part of the reverse merger transaction, the Company acquired, from Befut BVI, 100% of the outstanding shares of common stock of Befut Nevada. In exchange, Befut BVI was issued 117,768,300 shares of the Company’s common stock, under a Share Exchange Agreement (“SEA”) pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended, for issuances not involving a public offering. As a result of the transaction, Befut Nevada became a wholly-owned subsidiary of the Company.

On March 13, 2009, the Company completed a private financing totaling $500,000, for which convertible promissory notes were issued, with four accredited investors (the “March 2009 Financing”). Consummation of the March 2009 Financing was a condition to the completion of the share exchange transaction with Befut BVI and the Befut BVI Stockholders under the SEA. The securities offered in the March 2009 Financing were sold pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) by and among the Company and the investors named in the Purchase Agreement.

In accordance with the Purchase Agreement, the Company issued securities consisting of: (i) 3,130,869 shares of the Company’s common stock $0.001 par value per share in connection with the private financing; and (ii) Five (5) year warrants to purchase 720,076 shares of the Company’s common stock at an initial exercise price of $0.1916 per share.

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
 (Unaudited)

Note 16– Stockholders’ Equity And Related Financing Agreements (continued)

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

On March 13, 2009, the Company issued convertible notes in an aggregate principal amount of $500,000, at an annual interest of 15%. On March 12, 2010, the maturity date of the convertible notes, the Company repaid convertible notes in the amount of $370,000 and an interest payment of $55,500. The remaining convertible notes in the aggregate principal amount of $130,000 were converted into 200,000 shares of common stock of the Company at the conversion price of $0.65 per share on May 6, 2010.

During the year ended June 30, 2009, the Company received cash contributions from shareholders in the amount of $5,301,971 and intangible assets with an aggregate fair value of $11,383,050 in exchange for ownership, both of which were accounted for as additional paid-in-capital.  During the year ended June 30, 2009, two shareholders of the Company, Tingmin Li and Hongbo Cao, contributed two patents into the Company as increases to their respective capital contributions. The two patents were Intelligent Reactive Power Compensation and Automatic Protection Ni-mh Battery Screen, which were valued as $11,383,050 in total by a professional valuation firm.  The contribution was treated as capital transaction per ASC 505-10.

Note 17– Income Taxes

The Company is a Nevada corporation and conducts all of its business through its Chinese subsidiaries. The Company’s business is conducted solely in the PRC. As the Company is a U.S. holding company, it has not recorded any income for the six months ended March 31, 2011 and 2010, there was no provision or benefit for U.S. income tax purpose.

The Company is governed by the Income Tax Law of the PRC concerning private-run enterprises, which are generally subject to a statutory tax rate of 25% and were previously, until January 2008, subject to a statutory tax rate of 33% (30% state income tax plus 3% local income tax) on income reported in the statutory statements after appropriate tax adjustments.

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the PRC (the “New CIT Law”), which became effective from January 1, 2008. Under the New CIT Law, the corporate income tax rate applicable to all companies, including both domestic and foreign-invested companies, is 25%, replacing the previous applicable tax rate of 33%. For the nine months ended March 31, 2011 and 2010, the income tax provision for the Company was $1,786,426 and $892,421, respectively.

The Company’s provision for income taxes consists of:

	For the Three Months Years Ended March 31,
	2011	2010

Current- PRC	$364,396	$306,698
Deferred	-	-
Total provision for income taxes	$364,396	$306,698

	For the Nine Months Years Ended March 31,
	2011	2010

Current – PRC	$1,786,426	$892,421
Deferred	-	-
Total provision for income taxes	$1,786,426	$892,421

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
 (Unaudited)

Note 17– Income Taxes (continued)

A reconciliation of the provision for income taxes with amounts determined by applying the statutory income tax rate to income before income taxes is as follows:

	For the Nine Months Ended March 31,
	2011	2010

Computed tax @ statutory rate of 25% ($6,399,618*25% and $3,201,361*25% for March 31, 2011 and 2010, respectively)	$1,599,905	$800,340

Entertainment expense add-back	8,682	5,221
Government subsidy income	(27,376)	-
Deductions permitted for salaries paid to physically-challenged employees	(13,249)	(12,709)
Additional deductions permitted for R&D costs	(49,268)	-
Current year losses from PRC subsidiaries	228,159	83,102
Current year losses	39,573	16,467

Total provision for income taxes	$1,786,426	$892,421

In July 2006, the FASB issued FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN   48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company does not recognize any benefits in the financial statements for the nine month ended March 31, 2011 and 2010.

The Company has not paid income taxes for the three months ended March 31, 2011 although it has accrued a liability for income tax payable on its balance sheet.  To date, the Company has not been granted an extension to pay its income tax obligations, however, the Company is negotiating with the local tax authorities regarding the availability of tax exemptions relating to the manufacturing of specialty cables and the payment of any remaining income tax obligations after application of available exemptions.  In addition, the Company is applying for the electronic remittance of outstanding tax payments due the local tax bureau, if any. The Company expects a final determination on this matter and payment of any tax amounts due within two years.

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

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
 (Unaudited)

Note 20 – Risk of Concentration and Credit Risk

During the nine months ended March 31, 2011, five vendors accounted for approximately 72% of the Company’s purchases of raw materials, while during the nine months ended March 31, 2010, ten major vendors accounted for approximately 89% of the Company’s purchases of raw materials. Total purchases from these vendors were $25.67 million and $14.17 million for the nine months ended March 31, 2011 and 2010, respectively.

Ten major customers accounted for approximately 37% and 65% of the net revenue for the nine months ended March 31, 2011 and 2010, respectively. Total sales to these customers were $14.26 million and $12.56 million, for the nine months ended March 31, 2011 and 2010, respectively.

Financial instruments which potentially subject the Company to credit risk consist principally of cash on deposit with financial institutions. Management believes that the financial institutions that hold the Company’s cash and cash equivalents are financially sound and minimal credit risk exists with respect to these investments.

Note 21 – Supplemental Cash Flow Disclosures

The following is supplemental information relating to the consolidated statements of cash flows:

	Nine Months Ended March 31,
	2011	2010

Cash paid for interest	$1,137,798	$497,071
Cash paid for income taxes	$-	$-

Note 22 – Disposal of A Subsidiary – Dalian Marine

On February 21, 2011, Dalian Befut determined to discontinue the operations at Dalian Marine Co., a manufacturer of marine cable, and sell its 86.6% equity interests therein as the result of recurring operating losses at Dalian Marine Co.  On February 25, 2011, the Company completed the sale of its 86.6% equity interest to Mr. Fansheng Li, a noncontrolling shareholder of Dalian Marine Co., for $2,644,764 (RMB 17,320,000) in cash.  In connection with the sale, Dalian Befut determined to transfer Dalian Marine Co.’s manufacturing activities with WFOE, by transferring to WFOE the applicable certifications required to produce marine cables.  Dalian Befut’s sale of its entire equity interest in Dalian Marine Co. did not have any material impact on the Company’s financial position and operating results as immediately prior to the disposal of Dalian Marine Co., there were no significant manufacturing activities carried out by Dalian Marine Co. and Dalian Befut shall continue to manufacture marine cable for the Company. The Company recognized a gain of $99,148 on the disposal of Dalian Marine. Such income was treated as an unusual item since it is deemed to be unusual in nature or would be infrequent in occurrence.

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

Overview

We believe that we are one of the most competitive manufacturers of specialty cables in northeastern China.  For the quarter ended March 31, 2011, approximately 40% of our revenues were generated from traditional cable, about 57% of revenues were generated from specialty cable and about 3% of revenues were generated from our switch application business. Our cable products consist of (i) traditional electric power system cable and (ii) an assortment of specialty cable, including marine cable, mining specialty cable, and petrochemical cable.  Our switch application business consists mainly of high and low voltage distribution cabinet switches and crane electronic control switches, which products complement our cable product offerings.

OEM Agreements

We conduct substantially all of our operations through, and generate substantially all of our revenues from Dalian Befut, pursuant to an Original Equipment Manufacturer Agreement, dated February 16, 2009 (the "Manufacturing Agreement") with Dalian Befut, pursuant to which (i) Dalian Befut is the exclusive manufacturer of cable and wire products for WFOE, and may not manufacture products for any other third party without the written consent of WFOE; (ii) WFOE provides all the raw materials and advance related costs to Dalian Befut, as well as provides the design requirements of the products to be manufactured; and (iii) in no event may Dalian Befut use the arrangements under the Manufacturing Agreement for commercial or noncommercial marketing or promotional activities in any form. In addition, on February 16, 2009, WFOE and Dalian Befut entered into (i) an Intellectual Property Rights License Agreement, pursuant to which WFOE shall be permitted to use the intellectual property rights such as trademark, patents and knowhow for the marketing and sale of the products (the “IP Agreement”); and (ii) a Non-competition Agreement, pursuant to which Dalian Befut shall not compete against WFOE (the “Non compete Agreement”, together with the IP Agreement and Manufacturing Agreement, collectively, the “OEM Agreements”). We have no direct ownership interest in Dalian Befut nor do we have voting control of any shares of Dalian Befut.  As a result, these OEM Agreements may not be as effective in providing us with control over Dalian Befut as direct ownership of Dalian Befut would be.  For example, Dalian Befut may breach the OEM Agreements by deciding not to manufacture products for WFOE, and consequently the Company.  In the event of any such breach, we would have to rely on legal remedies under PRC law, which may not always be available or effective to enforce our rights, particularly in light of uncertainties in the PRC legal system.  To mitigate such a risk, WFOE has the exclusive right under the OEM Agreements, exercisable in its sole discretion, to purchase all or part of the assets and/or equity of Dalian Befut.

All cash flows generated under the OEM Agreements are maintained in the custody of Dalian Befut instead of in the custody of the Company.  There are no prohibitions under applicable PRC law on the transfer of cash from Dalian Befut to WFOE.  Accordingly, except for the relevant PRC laws, regulations and government policies on capital outflow, no risks exist as to the movement of cash balances from the Company’s PRC operating subsidiaries or Dalian Befut up to the Company.  Transfer of cash may be made from Dalian Befut to WFOE and up to the Company, when necessary to meet the Company’s cash requirements, including, for example, to satisfy any debt obligations or make cash dividends. Such transfers must be made in compliance with applicable PRC laws regarding, among other things, currency controls, tax and payment of dividends.

Recent Development

On February 25, 2011, Dalian Befut sold its entire 86.6% equity interest in Befut Marine, a company engaged in the marketing and production of marine cables for Dalian Befut, to Mr. Fansheng Li,  a noncontrolling shareholder of Befut Marine, for RMB 17,320,000 (approximately $2.67 million) in cash.  As part of the transaction, the applicable certifications required for producing marine cables that were held by Befut Marine were transferred to WFOE.  Dalian Befut, as the captive manufacturer for WFOE, will manufacture marine cable for the Company in accordance with the Manufacturing Agreement.  As a result, the Company has determined that Dalian Befut’s sale of its entire equity interest in Befut Marine does not have any material adverse effect on the Company’s operation, business and financial position.

Results of Operations

Quarter and nine months ended March 31, 2011 compared to the quarter and nine months ended March 31, 2010

Item	Quarter ended March 31, 2011	Quarter ended March 31, 2010	% Change	Nine months ended March 31, 2011	Nine months ended March 31, 2010	% Change
Sales	$9,443,346	$6,708,410	41%	$40,245,320	$19,318,113	108%
Cost of sales	$6,945,831	$5,002,973	39%	$29,570,863	$14,101,070	110%
Gross profit	$2,497,515	$1,705,437	46%	$10,674,457	$5,217,043	105%
Total operating expenses	$1,129,931	$742,646	52%	$3,333,441	$1,809,896	84%
Total other income/(expenses)	$(367,278)	$(25,499)	1,340%	$(941,398)	$(205,786)	357%
Net income	$782,767	$630,594	24%	$4,880,551	$2,308,940	111%
Gross profit margin	26.45%	25.42%	1.03%	26.52%	27.01%	(0.49)%
Basic earnings per share	0.03	0.03	0%	0.17	0.08	113%
Diluted earnings per share	0.03	0.02	50%	0.17	0.08	113%
Weighted average number of common shares outstanding:
Basic	29,715,640	29,512,784	0.69%	29,715,640	29,512,784	0.69%
Diluted	29,778,814	30,155,539	(1.25)%	29,774,190	30,240,336	(1.54)%

THREE MONTHS ENDED MARCH 31, 2011 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2010

Sales

Our sales for the quarter ended March 31, 2011 were $9,443,346, an increase of $2,734,936, or 41%, as compared to the quarter ended March 31, 2010. Approximately 32% of the total increased sales was attributable to  increased sales of our traditional cable products, 63% was attributable to increased sales of our specialty cable products and 5% was attributable to increased sales of our switch appliances.

The increase in sales was primarily due to two factors: (i) an approximately 20% increase in our total sales volume driven by the increased demand for petrochemical and mining cable, and (ii) higher sales prices of our cable products and switch appliances which were primarily  the result of  an approximately 21% increase in the average price of copper, our primary raw material, in the quarter ended March 31, 2011, which increase we passed on to our customers.  Copper constitutes approximately 70%-80% of the raw material components in our cable products.

The percentage of total sales that was attributable to sales of specialty cable, traditional cable and switch appliances  for the quarter ended March 31, 2011 was approximately 57%, 40% and 3%, representing an increase of 3%, a decrease of 3% and approximately no change, respectively,  as compared to the quarter ended March 31, 2010.   Fluctuations in product percentages are mainly due to the changes in the product requirements of our customers.

Cost of Sales

Cost of sales includes the expenses incurred to produce inventory for sale, including raw materials, direct labor, depreciation of manufacturing facilities and machinery, overheads, amortization of land use right  as well as changes in reserves for shrinkage and inventory obsolescence. Our cost of sales for the quarter ended March 31, 2011 was $6,945,831, representing an increase of $1,942,858, or 39%, as compared to the quarter ended March 31, 2010.

Gross Profit

Gross profit for the quarter ended March 31, 2011 was $2,497,515, representing an increase of $792,078, or 46%, as compared to the quarter ended March 31, 2010. Gross profit margin was 26.45% for the quarter ended March 31, 2011, representing an increase of 1.03%, as compared to the quarter ended March 31, 2010.  The increase of gross profit margin was primarily because our sales for the quarter ended March 31, 2011 included a higher  percentage of specialty cable products, which have a significantly higher average gross margin than that of our other products, as compared to the same period in 2010. The gross profit margin of each category of our products for the quarter ended March 31, 2011 was approximately 36% for specialty cable, 15% for traditional cable and 15% for switch appliances, as compared to gross profit margins of approximately 32% for specialty cable, 18% for traditional cable and 26% for switch applicances for the quarter ended March 31, 2010.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of salaries and bonuses for sales personnel, advertising and promotion expenses, freight charges, related compensation and professional fees, and amortization expenses. Selling expenses were $146,114 in the quarter ended March 31, 2011, as compared to $11,300 in the quarter ended March 31, 2010, representing an increase of $134,814, or 1,193%. The increase in selling expenses was mainly due to the increase in transportation expenses, entertainment expenses and travel expenses. General and administrative expenses were $983,787 for the quarter ended March 31, 2010, representing an increase of $252,441, or 35%, as compared to the quarter ended March 31, 2010.  The increase of approximately $180,000 of general and administrative expenses from WFOE was mainly due to the manufacturing overhead recorded as general and administrative expense instead of cost of sales since WFOE did not generate any sales in January and February of 2011.

Income from Operations

Our operating income was $1,367,584 for the quarter ended March 31, 2011, representing an increase of $404,793, or 42%, as compared to $962,791 for the quarter ended March 31, 2010.  This increase was a direct result of a significant increase in the gross profit of specialty cables,  our leading product.

Government Subsidy

In the quarter ended March 31, 2011, we received subsidies from various PRC governmental bureaus in the aggregate amount of $84,352, representing a decrease of $246,786, or 75%, as compared to subsidies of $331,138 received in the quarter ended March 31, 2010. The subsidies received by the Company in the quarter ended March 31, 2011  were mainly Value Added Tax refunds.

Interest Expenses

Interest expense was $434,063 for the quarter ended March 31, 2011, representing an increase of $72,383, or 20%, as compared to $361,680 for the quarter ended March 31, 2010. The increase was mainly  because our short term bank loans for the quarter ended March 31, 2011 increased by approximately $6.1 million, as compared to  approximately $5.3 million in the same period of 2010.

Income Taxes

In the quarter ended March 31, 2011, our business operations were conducted solely by WFOE, Dalian Befut and its subsidiaries, and, as such, we were governed by the PRC Enterprise Income Tax Laws (the “EIT Law”). China enterprise income tax is calculated based on taxable income determined under Chinese generally accepted accounting principles. In accordance with the EIT Law, a Chinese domestic company is subject to taxes, including but not limited to: (i) an enterprise income tax rate of 25% and (ii) a value added tax of 17% on the goods sold.

Provision for income taxes was $364,396 for the quarter ended March 31, 2011, representing an increase of $57,698, or 19%, compared to $306,698 for the quarter ended March 31, 2010.

Net Income

Net income for the quarter ended March 31, 2011 was $782,767, representing an increase of $152,173, or 24%, as compared to net income of $630,594 for the quarter ended March 31, 2010. The increase was mainly attributable to the increase of $404,793 in income from operations and the increase of $146,857 in income from discontinued operations, which was partially offset by a decrease in subsidy income of $246,789 and an increase in income tax provision of $57,698.

NINE MONTHS ENDED MARCH 31, 2011 COMPARED WITH NINE MONTHS ENDED MARCH 31, 2010

Sales

Our sales for the nine months ended March 31, 2011 were $40,245,320, representing an increase of $20,927,207, or 108%, as compared to the nine months ended March 31, 2010. Approximately 53% of the total increased sales was attributable to increased sales of our traditional cable products, 43% was attributable to  increased sales of our specialty cable products and 4% was attributable to increased sales of our switch appliance business.

The increase in sales was primarily due to two factors: (i) an approximately 96% increase in our total sales volume driven by the increased demand for petrochemical and mining cable, and (ii) higher sales prices of our cable products and switch appliances, which were primarily the result of an approximately 12% increase in the average price of copper, our primary raw material, in nine months ended March 31, 2011, which we passed on to our customers.  Copper constitutes approximately 70%-80% of the raw material components in our cable products.

 The percentage of total sales that was attributable to sales of specialty cable, traditional cable and switch appliances for the nine months ended March 31, 2011 was approximately 50%, 46% and 4%, representing a decrease of about 7%, an increase about 7% and approximately no change, respectively, as compared to the nine months ended March 31, 2010.  Fluctuations in product percentages are mainly due to the changes in the product requirements of our customers.

Cost of Sales

Cost of sales includes the expenses incurred to produce inventory for sale, including raw materials, direct labor, depreciation of manufacturing facilities and machinery, overheads, amortization of land use right  as well as changes in reserves for shrinkage and inventory obsolescence. Our cost of sales for the nine months ended March 31, 2011 was $29,570,863, an increase of $15,469,793, or 110%, as compared to the nine months ended March 31, 2010.

Gross Profit

Gross profit for the nine months ended March 31, 2011 was $10,674,457, representing an increase of $5,457,414, or 105%, as compared to the nine months ended March 31, 2010. Gross profit margin was 26.52% for the nine months ended March 31, 2011, representing a decrease of 0.48%, as compared to the nine months ended March 31, 2010.  The slight decrease of gross profit margin was primarily  because our sales for the quarter ended March 31, 2011 included  approximately 7% less specialty cable products, which have a significantly higher average gross margin than that of our other products, as compared to the same period in 2010. The gross profit margin of each category of our products for the nine months ended March 31, 2011 was approximately 36% for specialty cable, 18% for traditional cable and 8% for switch appliances [as compared to gross profit margins of approximately 35% for specialty cable, 17% for traditional cable and 11%] for switch applicances for the nine months ended March 31, 2010.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of salaries and bonuses for sales personnel, advertising and promotion expenses, freight charges, related compensation and professional fees, and amortization expenses. Selling expenses were $334,393 in the nine months ended March 31, 2011, as compared to $48,001 in the nine months ended March 31, 2010, representing an increase of $286,392, or 597%. The increase in selling expenses was mainly due to the increase  in transportation expenses, entertainment expenses and travel expenses. General and administrative expenses were $2,999,048 for the nine months ended March 31, 2011, an increase of $1,237,153, or 70%, as compared to the nine months ended March 31, 2010. The increase of general and administrative expenses was mainly due to the increase in expenses from Dalian Yuansheng, Befut Zhong Xing and WFOE for approximately $420,000, $170,000 and $360,000 , respectively, compared to the same period in 2010.

Income from Operations

Our operating income was $7,341,016 for the nine months ended March 31, 2011, an increase of $3,933,869, or 115%, as compared to $3,407,147 for the nine months ended March 31, 2010.  This increase was a direct result of a significant increase in the gross profit of specialty cables, our leading product..

Government Subsidy

In the nine months ended March 31, 2011, we received subsidies from various PRC governmental bureaus in the aggregate amount of $251,834, representing a decrease of $433,962, or 63%, as compared to subsidies of $685,796 received in the nine months ended March 31, 2010.  A portion of the subsidies in the amount of $109,492 received by the Company in the nine months ended March 31, 2011 was from a Value Added Tax refund.

Interest Expenses

Interest expense was $1,159,430 for the nine months ended March 31, 2011, an increase of $656,518, or 130%, as compared to $502,912 for the nine months ended March 31, 2010.  The increase of the interest expense was mainly due to a  7 year long-term bank loan in the amount of $14.6 million obtained from the PRC National Development Bank Joint Equity Corporation  the end of  2009 and  the significant increase of average short-term bank loans for the nine months ended March 31, 2011 as compared to the nine months ended March 31, 2010. Meanwhile, the interest expense was recorded for the nine months ended March 31, 2011, but capitalized for the same period in 2010.

Income Taxes

In the nine months ended March 31, 2011, our business operations were conducted solely by WFOE, Dalian Befut and its subsidiaries, and, as such, we were governed by the PRC Enterprise Income Tax Laws (the “EIT Law”). China enterprise income tax is calculated based on taxable income determined under Chinese generally accepted accounting principles. In accordance with the EIT Law, a Chinese domestic company is subject to taxes, including but not limited to: (i) an enterprise income tax rate of 25% and (ii) a value added tax of 17% on the goods sold.

Provision for income taxes was $1,786,426 for the nine months ended March 31, 2011, an increase of $894,005, or 100%, compared to $892,421 for the nine months ended March 31, 2010.

Net Income

Net income for the nine months ended March 31, 2011 was $4,880,551, an increase of $2,571,611, or 111%, as compared to net income of $2,308,940 for the nine months ended March 31, 2010. The increase was mainly attributable to the increase of $3,933,869 in income from operations and the increase of $267,359 in income from discontinued operations, which was partially offset by an increase in interest expense of $823,731 and an increase in income tax provision of $894,005.

Liquidity and Capital Resources

Selected Measures of Liquidity and Capital Resources

           The following table sets forth certain relevant measures regarding our liquidity and capital resources:

(dollars in thousands, except ratios)	March 31, 2011	June 30, 2010

Cash and cash equivalents and restricted cash	$2,438	$2,500

Working capital	$10,467	$4,833

Ratio of current assets to current liabilities	1.4:1	1.4:1

We have historically financed our operations and capital expenditures through cash flows from operations and bank loans.

Our approximately $5.63 million increase in working capital from June 30, 2010 to March 31, 2011 was primarily due to the increase of $16.42 million of current assets, which was partially offset by the increase of $10.8 million of current liabilities. The increase of current assets mainly includes the increase of $7.0 million of account receivables, and the increase of $3.25 million of inventory. The increase of current liabilities mainly includes the increase of $5.4 million of short term bank loans and the increase of $1.9 million of income tax payable.

We intend to use our available funds as working capital and to expand and develop our current business operations.  We believe that our available funds will provide us with sufficient capital for at least the next twelve months; however, to the extent we expand our operations or make acquisitions, we may require additional funding,  which may include debt and/or equity financing.  There can be no assurance that any additional financing will be available on terms acceptable to us, if at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

Cash Flows

We had a net decrease of $872,515 in cash and cash equivalents from June 30, 2010 to March 31, 2011, as compared to a net increase of $1,205,256 from June 30, 2009 to March 31, 2010, respectively. The following table summarizes such changes:

	For the nine months ended
	March 31, 2011	March 31, 2010
Net cash used in operating activities	$(3,498,910)	$(4,342,710)
Net cash used in investing activities	$(2,434,842)	$(3,878,874)
Net cash used in financing activities	$5,122,800	$9,422,526
Net increase (decrease) in cash, cash equivalents	$(872,515)	$1,205,256

Operating Activities

           We used net cash of $3,498,910 for our operating activities in the nine months ended March 31, 2011, representing a decrease of $843,800, or 19%, as compared net cash of $4,342,710 used in the nine months ended March 31, 2010. Although the net income for the nine months ended March 31, 2011 was $4,880,551, representing a significant increase of $2,571,611, or 111%, as compared to net income of $2,308,940 for the nine months ended March 31, 2010, we still used net cash of $3,498,910 for our operating activities. The negative operating cash flow was primarily due to the increase of accounts receivable and inventory that we incurred as a result of significantly higher sales, as described earlier. The  increase of approximately $2.4 million  of inventory was mainly due to the increase of raw materials and finished goods in our expanded manufacturing operations.

Investing Activities

           The net cash used in our investment activities in the nine months ended March 31, 2011 was $2,434,842, representing a decrease of $1,444,032, or 37%, as compared to $3,878,874 of net cash used in investment activities in the nine months ended March 31, 2010. The decrease was mainly due to, among other things, less cash used to pay construction and equipment expenses, and cash in the amount of approximately $2.67 million received from the sale of Dalian Befut’s entire equity interest in Befut Marine, which was partially offset by cash outflows, such as loans for approximately $4.5 million made to unrelated parties, Dalian Haide Electric Power Equipment Co., Ltd., one of our research and development partners, and Dalian Chenglian Electrical Installation Engineering Co., Ltd., one of our customers, to fund their working capital requirements.  As of March 31, 2011, we had $5,668,683 in outstanding in loans to unrelated parties, as described in Note 5 to our consolidated financial statements.

Financing Activities

           The net cash provided by our financing activities in the nine months ended March 31, 2011 was $5,122,800, representing a decrease of $4,299,726, or 46%, as compared to $9,422,526 of net cash used in the nine months ended March 31, 2010. The decrease was mainly due to approximately $1.6 million less in long and short term bank loans and approximately $1.5 million less in borrowings from unrelated parties in the nine months ended March 31, 2011, as compared in the nine months ended March 31, 2010. Approximately $5.1 million in cash provided by financing activities was primarily from additional short term bank loans obtained during the period.

Financial Obligations

           As of March 31, 2011, our outstanding loans were as follows:

Creditors	Loan Amount	Interest Rate		Term	Maturity Date

Harbin Bank	$3,054,000	7.55	%*	1 year	09/13/11

Bank of Dalian	$1,527,000	7.55	%*	1 year	11/10/11

Bank of Dalian	$1,527,000	6.39	%^	1 year	11/22/11

Xinhui Town Bank	$1,511,730	8.72	%+	1 year	10/20/11

Bank of East Asia	$1,527,000	6.96	%*	6 months	06/30/11

Bank of East Asia	$2,290,500	6.96	%*	6 months	07/10/11

China Development Bank	$14,964,600	6.72	%#	7 years	11/01/16

*  Variable interest rate equal to 30% per annum above the floating base rate issued by the People’s Bank of China.

^  Variable interest rate equal to 10% per annum above the floating base rate issued by the People’s Bank of China.

+  Variable interest rate equal to 50% per annum above the floating base rate issued by the People’s Bank of China.

#  Variable interest rate equal to 5% per annum above the floating base rate issued by the People’s Bank of China.

Accounts Receivable

           The balance of our accounts receivable was $16,279,594, net of allowance for doubtful accounts of $86,349, as of March 31, 2011, as compared to $9,292,310, net of allowance for doubtful accounts of $83,295, as of June 30, 2010. The days’ sales in receivables for the last twelve months ended March 31, 2011 were 101 days, compared to 103 days for the fiscal year ended June 30, 2010.

Inventories

           Inventories consisted of the following as of March 31, 2011 and June 30, 2010, respectively:

(dollars)	March 31, 2011	June30, 2010
Category
Raw materials	$2,419,354	$1,093,193
Work-in-process	1,071,458	323,275
Finished goods	2,308,386	1,127,321
Total inventories	$5,799,198	$2,543,789

We had total inventory of $5,799,198 as of March 31, 2011, representing an increase of $3,255,409, or 128%, as compared to inventory of $2,543,789 as of June 30, 2010. Days’ sales in inventory for the last twelve months ended March 31, 2011 were 37 days, compared to 40 days for the fiscal year ended June 30, 2010.

Off-Balance Sheet Arrangements

At March 31, 2011, we did not have any off-balance sheet arrangements.

Foreign Currency Exchange

During the 3 month period ended March 31, 2011, the U.S. Dollar and RMB exchange rate fluctuated from RMB 6.6227 to 1 U.S. Dollar to RMB 6.5564 to 1 U.S. Dollar, an increase of approximately 1% in the value of the RMB.  As a result of the minimum appreciation of the RMB during this period, the Company believes that currency fluctuations have not had a material impact on the Company’s cash flows, revenues and financial condition.

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

Accounts Receivable

Accounts receivable are recorded net of allowance for doubtful accounts. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts.  Periodically, management assesses customer credit history and relationships as well as performs accounts receivable aging analysis. Based on the results, management determines whether certain balances are deemed uncollectible at the end of period. Using its past collection experience, the Company reserves 0.3% of accounts receivable balances that have been outstanding for less than one year, 3% of accounts receivable balances that have been outstanding for more than one year but less than two years, and 10% of accounts receivable balances that have been outstanding for more than two years. The Company generally provides customers with credit terms of three to four months.  However, we provide our “large” customers, those with average annual specialty cable orders of over $7 million, with credit terms of five to six months.  We generally do not conduct further business with customers that have significant unpaid accounts receivable balances beyond 12 months, unless we receive advance payments from such customers.  As of March 31, 2011, the amount of our receivables ages less than one year, 1-2 years and more than two years was $16,172,085, $190,236 and $3,621, respectively.

Consolidation

Pursuant to ASC 810-10-15-14, an entity is deemed to be a VIE, and thus to be consolidated by its primary beneficiary, if, by intention, any one of the following conditions is present:

A.
The total equity investment at risk in the legal entity to be consolidated is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, including equity holders; or

B.	As a group, holders of the equity investment at risk lack any one of the following characteristics of a controlling financial interest:

1. The power, through voting rights or similar rights to direct the activities of an entity that most significantly impact that entity’s economic performance.

2. The obligation to absorb the expected losses of the legal entity. Such an obligation does not exist if the shareholders/investors are directly or indirectly protected from losses or are guaranteed a return on their investment by the legal entity itself or by other parties involved with the legal entity.

3. The right to receive expected residual returns of the legal entity. Such right is not considered to be present if the residual returns are capped by the legal entity's governing documents or by other arrangements with other variable interest holders or the legal entity itself.

Under the OEM Agreements, Dalian Befut can only manufacture products for WFOE and cannot compete with WFOE in the same or similar lines of business. Dalian Befut is a captive manufacturer with the sole business purpose of providing manufacturing services to WFOE and is solely dependent on the business provided by WFOE, its primary beneficiary. As WFOE controls all of the potential and future risks and benefits of Dalian Befut, WFOE has the power to significantly impact the economic performance of Dalian Befut. Furthermore, while Messrs. Hongbo Cao and Tingmin Li are the two controlling shareholders of Dalian Befut, collectively owning an aggregate of 98.6% of the equity interests in Dalian Befut, the Company believes that, due to the OEM Agreements, WFOE, instead of Messrs. Cao and Li, has the power to direct the activities of Dalian Befut to significantly impact the economic performance of Dalian Befut. Based on the aforementioned assessment, Dalian Befut is a VIE of the Company under ASC 810-10-15-14-B.1. above, and as such, is consolidated into the Company. Although the Company is only required to meet one criteria under ASC 810-10-15-14 in order to consolidate Dalian Befut, the Company believes that facts and circumstances exist that would allow it to meet certain other qualifying criteria set forth in ASC 810-10-15-14.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 4.	Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II           OTHER INFORMATION

Item 6.	Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEFUT INTERNATIONAL CO., LTD.

Date: May 13, 2011	By:	/s/ Hongbo Cao
Name: Hongbo Cao
Title: President and Chief Executive Officer
(principal executive officer)

Date: May 13, 2011	By:	/s/ Mei Yu
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