Form 10-K/A
period 2009-06-30
BEFUT International Co., Ltd.
filed 2011-09-09
CIK 1328888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K/A
(Amendment No. 1)

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
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
     5 Heyi Street
     Dalian City, 116011
P. R. China

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number:  (011) 86-411-8367-8755

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (the “Amended 10-K”) of BEFUT International Co., Ltd. (the “Company”) amends the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, filed with the Securities and Exchange Commission (the “SEC”) on October 9, 2009 (the “Original 10-K”).  The Amended 10-K is being filed to amend the Original 10-K, pursuant to the SEC comment letter dated February 10, 2011, by filing revised certifications. The revised certifications are attached to the Amended 10-K as Exhibits 31.1 and 31.2 and executed as of the date of the Amended 10-K by the Company’s chief executive officer and chief financial officer, as required by Sections 302 of the Sarbanes Oxley Act of 2002.

Except as set forth above, the Amended 10-K is identical to the Original 10-K.  The Amended 10-K does not reflect events occurring after the filing of the Original 10-K and no attempt has been made in the Amended 10-K to modify or update other disclosures as presented in the Original 10-K.  Accordingly, this Amended 10-K should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the Original Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

BEFUT International Co., Ltd.

Date: September 8, 2011	By:	/s/ Hongbo Cao
Hongbo Cao, President and CEO
(principal executive officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

September 8, 2011	/s/ Hongbo Cao
Hongbo Cao, Chairman of the Board of Directors
President and CEO
(principal executive officer)

September 8, 2011	/s/ Mei Yu
Mei Yu, Director, Chief Financial Officer and Treasurer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

No.	Description
31.1	– Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	– Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.