Form 10-Q/A
period 2009-09-30
BEFUT International Co., Ltd.
filed 2011-09-09
CIK 1328888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

(011) 86-411-8367-8755
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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Amended 10-Q”) of BEFUT International Co., Ltd. (the “Company”) amends the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, filed with the Securities and Exchange Commission (the “SEC”) on November 16, 2009 (the “Original 10-Q”).  The Amended 10-Q is being filed to amend the Original 10-Q, pursuant to the SEC comment letter dated February 10, 2011, by filing revised certifications. The revised certifications are attached to the Amended 10-Q as Exhibits 31.1 and 31.2 and executed as of the date of the Amended 10-Q by the Company’s chief executive officer and chief financial officer, as required by Sections 302 of the Sarbanes Oxley Act of 2002.

Except as set forth above, the Amended 10-Q is identical to the Original 10-Q.  The Amended 10-Q does not reflect events occurring after the filing of the Original 10-Q and no attempt has been made in the Amended 10-Q to modify or update other disclosures as presented in the Original 10-Q.  Accordingly, this Amended 10-Q should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the Original Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEFUT INTERNATIONAL CO., LTD.

Date: September 8, 2011	By:	/s/ Hongbo Cao
Name: Hongbo Cao
Title: President and Chief Executive Officer
(principal executive officer)

Date: September 8, 2011	By:	/s/ Mei Yu
Name: Mei Yu
Title: Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

No.	Description
31.1	– Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	– Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.