Form 10-Q/A
period 2010-03-31
BEFUT International Co., Ltd.
filed 2011-09-09
CIK 1328888

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Amended 10-Q”) of BEFUT International Co., Ltd. (the “Company”) amends the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, filed with the Securities and Exchange Commission (the “SEC”) on May 14, 2010 (the “Original 10-Q”).  The Amended 10-Q is being filed to amend the Original 10-Q, pursuant to the SEC comment letter dated February 10, 2011, by filing revised certifications. The revised certifications are attached to the Amended 10-Q as Exhibits 31.1 and 31.2 and executed as of the date of the Amended 10-Q by the Company’s chief executive officer and chief financial officer, as required by Sections 302 of the Sarbanes Oxley Act of 2002.

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