Form 10-Q/A
period 2010-09-30
BEFUT International Co., Ltd.
filed 2011-09-16
CIK 1328888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

(Mark One)
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2010

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d). OF THE SECURITIES EXCHANGE ACT OF 1934.

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Amended 10-Q”) of BEFUT International Co., Ltd. (the “Company”) amends the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, filed with the Securities and Exchange Commission (the “SEC”) on November 15, 2010 (the “Original 10-Q”). In connection with the preparation of its responses to comments received from the SEC, the Company identified certain reporting errors and omissions in the Original 10-Q and in its previously issued financial statements, some of which the Company considers material. The Amended 10-Q is being filed to amend the Original 10-Q as follows:

•	Revise the Consolidated Balance Sheet to reclassify advance payments for fixed assets and research and development as non-current assets;

•	Revise the Consolidated Statements of Operations and Other Comprehensive Income into two separate statements: Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income;

•	Revise the Statements of Operations to present interest expenses separately from interest income;

•
Reclassify certain line items in the Consolidated Statement of Cash Flows resulting in changes from net cash used in operating activities of $882,182 to $2,362,255 for the three months ended September 30, 2010 and from net cash used in operating activities of $294,225 to net cash provided by operating activities of $291,775 for the three months ended September 30, 2009, and changes from net cash provided from financing activities of $178,888 to $1,658,961 for the three months ended September 30, 2010 and from net cash provided by financing activities of $233,448 to net cash used in financing activities of $352,552;

•	Revise “Note 1 – Organization and Nature of Business” to include the description of interest in Dalian Yuansheng;

•	Revise Basis of Presentation under “Note 2 – Summary of Significant Accounting Policies” to include consolidation as a critical accounting policy;

•	Revise “Note 5 – Loans to Unrelated Parties” to identify the unrelated parties;

•	Add a footnote for Bank Loan Security Deposits;

•	Revise “Note 9 – Advance Payments – Research and Development” to address that these amounts are determined to be recoverable;

•	Revise “Note 11 – Trade Notes Payable” to include the maturity date of the promissory notes;

•	Revise “Note 13 – Loans from Unrelated Parties” to include information regarding maturity dates and financial or non-financial covenants associated with these loans;

•	Add a footnote for Government Subsidy Income;

•	Revise “Note 16 – Stockholders’ Equity and Related Financing Agreements” to include a summary of intangible assets received for ownership;

•	Revise “Note 17 – Income Taxes” to address the timing of the Company’s payments for income taxes;

•	Add a footnote for Restatement to Reflect Correction of Accounting Errors;

•	Add the words “Restated”, as applicable, to column headings of certain financial tables;

•	Make several minor, miscellaneous corrections in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” and

•
Amend and restate, in its entirety, Item 4 “Controls and Procedures,” due to the errors and omissions in the Company’s financial statements, to state that the Company had material weaknesses in its disclosure controls and procedures and internal control over financial reporting at September 30, 2010.

Except as set forth above, the Amended 10-Q is identical to the Original 10-Q. The Amended 10-Q does not reflect events occurring after the filing of the Original 10-Q and no attempt has been made in the Amended 10-Q to modify or update other disclosures as presented in the Original 10-Q. Accordingly, this Amended 10-Q should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the Original Form 10-Q. Additionally, the Company has attached to the Amended 10-Q updated certifications executed as of the date of the Amended 10-Q by the Company’s chief executive officer and chief financial officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002. These updated certifications are attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to the Amended 10-Q.

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION	3
Item 1.	Financial Statements.	3
	Restated Consolidated Balance Sheets
	As of September 30, 2010 (Unaudited) and December 31, 2009	5
	Restated Consolidated Statements of Operations
	For the Three Months and Nine Months Ended September 30, 2010 and 2009 (Unaudited)	6
	Restated Consolidated Statements of Comprehensive Income
	For the Three Months and Nine Months Ended September 30, 2010 and 2009 (Unaudited)	7
	Restated Consolidated Statements of Cash Flows
	For the Nine Months Ended September 30, 2010 and 2009 (Unaudited)	8
	Notes to Restated Consolidated Financial Statements
	September 30, 2010 and 2009 (Unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4	Controls and Procedures.	27
PART II	OTHER INFORMATION	29
Item 6.	Exhibits	29
Signatures		30
Exhibits/Certifications		31

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

BEFUT INTERNATIONAL CO., LTD.
RESTATED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

BEFUT INTERNATIONAL CO., LTD.
Consolidated Financial Statements
September 30, 2010 and 2009
(Unaudited)

BEFUT INTERNATIONAL CO., LTD.
Consolidated Balance Sheets
	September 30,	June 30,
	2010	2010
	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$462,446	$1,319,173
Restricted cash	2,698,425	1,181,095
Accounts receivable, net of allowance for doubtful accounts of $84,625 and $83,295 at September 30, and June 30, 2010, respectively	14,236,184	9,292,310
Inventory	3,829,212	2,543,789
Loans to unrelated parties	1,060,471	1,054,090
Bank loan security deposits	1,074,846	1,031,100
Advance payments	590,139	399,868
Due from related party	-	472,838
Other current assets	898,704	521,739
Total current assets	24,850,427	17,816,002

Property and equipment, net	32,312,046	31,618,074

Other assets:
Advance payments – non-current	1,448,124	293,605
Advance payments – R&D	2,122,746	2,088,714
Intangibles, net	15,600,162	15,669,375
Total other assets	19,171,032	18,051,694

Total assets	$76,333,505	$67,485,770

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$2,936,817	$3,119,646
Trade notes payable	2,994,000	-
Short-term bank loans	6,137,700	6,039,300
Current portion of long-term bank loans	598,800	294,600
Loans from unrelated parties	2,016,700	370,000
Advances from customers	721,980	533,806
Income taxes payable	2,477,092	1,655,747
Other current liabilities	1,084,815	969,787
Total current liabilities	18,967,904	12,982,886

Long-term bank loan	14,371,200	14,435,400

Total liabilities	33,339,104	27,418,286

Equity
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 29,715,640 and 29,715,666 shares issued and outstanding at September 30 and June 30, 2010, respectively	29,716	29,716
Additional paid-in capital	21,838,047	21,838,047
Statutory reserves	1,181,189	1,181,189
Retained earnings	16,058,414	13,810,157
Accumulated other comprehensive income	2,850,390	2,166,533
Total stockholders’ equity	41,957,756	39,025,642

Noncontrolling interest	1,036,645	1,041,842

Total equity	42,994,401	40,067,484

Total liabilities and equity	$76,333,505	$67,485,770

The accompanying notes are an integral part of these consolidated financial statements.

BEFUT INTERNATIONAL CO., LTD.

Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	September 30,
	2010	2009
	(Restated)	(Restated)

Sales	$15,930,811	$5,483,659

Cost of sales	11,670,760	3,862,774

Gross profit	4,260,051	1,620,885

Operating expenses:
Selling expenses	38,607	21,873
General and administrative expenses	1,011,620	588,285
Total operating expenses	1,050,227	610,158

Income from operations	3,209,824	1,010,727

Other income (expenses):
Government subsidy	136,487	49,954
Interest income	8,504	-
Interest expense	(394,902)	(132,309)
Other income (expenses), net	31,121	5,697
Total other income (expenses)	(218,790)	(76,658)

Income before provision for income taxes	2,991,034	934,069

Provision for income taxes	807,135	248,904

Net income	2,183,899	685,165

Less: net loss attributable to noncontrolling interest	(64,358)	(5,158)

Net income attributable to BEFUT International Co., Ltd.	2,248,257	690,323

Basic earnings per share	$0.08	$0.02
Diluted earnings per share	$0.08	$0.02

Weighted average number of common shares outstanding:
Basic	29,715,640	29,510,971
Diluted	29,752,094	30,280,226

The accompanying notes are an integral part of these consolidated financial statements.

BEFUT INTERNATIONAL CO., LTD.

Consolidated Statements of Comprehensive Income

	For the Three Months Ended
	September 30,
	2010	2009
	(Restated)	(Restated)

Net income	$2,183,899	$685,165

Other comprehensive income
Foreign currency translation adjustment	743,018	92,326

Comprehensive income	2,926,917	777,491

Less: comprehensive income (loss) attributable to noncontrolling interest	(5,197)	39,361

Comprehensive income attributable to BEFUT International Co., Ltd.	$2,932,114	$738,130

The accompanying notes are an integral part of these consolidated financial statements.

BEFUT INTERNATIONAL CO., LTD.

Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	September 30,
	2010	2009
	(Restated)	(Restated)
Cash flows from operating activities:
Net Income	$2,183,899	$685,165
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	753,831	352,054
Changes in current assets and current liabilities:
Restricted cash	(1,480,073)	586,000
Accounts receivable	(4,751,564)	75,238
Inventory	(1,231,133)	(1,357,491)
Advance payments	(1,318,366)	138,122
Other current assets	(429,085)	45,108
Accounts payable and accrued expenses	(229,105)	243,714
Trade notes payable	2,958,000	(1,172,880)
Advances from customers	177,334	158,553
Income taxes payable	784,816	248,904
Other current liabilities	219,191	289,288
Total adjustments	(4,546,154)	(393,390)

Net cash provided by (used in) operating activities	(2,362,255)	291,775

Cash flows from investing activities:
Due from related party	474,764	-
Additions to property and equipment	(622,725)	(534,875)
Long-term investment	-	2,932
Loans to unrelated parties	10,664	559,117

Net cash provided by (used in) investing activities	(137,297)	27,174

Cash flows from financing activities:
Bank loan security deposits	(26,622)	585,752
Loans from unrelated parties	1,626,900	(249,237)
Capital contribution from noncontrolling interest for BEFUT Zhong Xing	58,683	43,983
Repayment of short-term bank loans	-	(733,050)

Net cash provided by (used in) financing activities	1,658,961	(352,552)

Effect of foreign currency translation on cash	(16,136)	1,377

Net decrease in cash and cash equivalents	(856,727)	(32,226)

Cash and cash equivalents – beginning	1,319,173	210,301

Cash and cash equivalents – ending	$462,446	$178,075

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

On July 1, 2009, Dalian Befut, our captive manufacturer, formed a joint venture under the laws of the PRC, Dalian Befut Zhong Xing Switch Co., Ltd. (“Befut Zhong Xing”), with pre-registered capital of RMB1,000,000 (approximately $147,000). Dalian Befut invested RMB700,000 (approximately $103,000) for its 70% equity interest in Befut Zhong Xing. In January, 2010, Dalian Befut increased its investment capital to RMB14.7 million (approximately  $2 million) with a transfer of intangible assets to Befut Zhong Xing on 1/1/2010 and raised its equity ownership percentage in Befut Zhong Xing to 73.5%. The noncontrolling interest also increased its equity investment by contributing additional cash of RMB 5,000,000 (approximately $733,350). There were no equity transactions (purchasing or selling the noncontrolling interest) between the Company and the noncontrolling interest shareholders for the three months ended September 30, 2010.

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
 (Unaudited)

Note 1 – Organization and Nature of Business (continued)

Dalian Yuansheng was established on June 3, 2009 with a registered capital of RMB 1,000,000 (approximately $146,700).  Two individual shareholders, Chengnian Yan and Xianjun Cheng, owned 60% and 40% of Dalian Yuansheng, respectively.  On July 23, 2010, Dalian Befut contributed RMB 5,000,000 (approximately $735,294) and purchased the original 60% interest from Chengnian Yan at RMB 600,000 (approximately $88,235).  As a result, Dalian Befut became 93.3% owner of Dalian Yuansheng.  For the periods ended September 30, 2010, the Company consolidated the financial statements of Dalian Yuansheng with intercompany transactions, including investment in Dalian Yuansheng of RMB 5,600,000 (approximately $823,529), eliminated and reported noncontrolling interest per ASC 810-10 as part of the Company’s equity.  The purchase of Chengnian Yan’s interest in Dalian Yuansheng at RMB 600,000 (approximately $88,235) was recorded as an equity transaction at cost and no gain or loss was recorded.

Note 2 – Summary of Significant Accounting Policies

Basis Of Presentation

As disclosed in Note 1, WFOE entered into an Original Equipment Manufacturer Agreement, an Intellectual Property License Agreement and a Non-competition Agreement (collectively, the “OEM Agreements”) with Dalian Befut.  Under FASB ASC 810-10 (formerly FIN 46R), Dalian Befut is the variable interest entity, or VIE, of WFOE by virtue of the OEM Agreements.  As Dalian Befut’s sole purpose and objective is to provide resources and benefits to WFOE, WFOE is the primary beneficiary that can consolidate Dalian Befut. Therefore, Dalian Befut and its controlled subsidiaries, Dalian Marine Co., Dalian Yuansheng and Befut Zhong Xing, are consolidated into the Company’s financial statements.

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

Note 3– Restricted Cash

Cash balances in the amount of $1,497,000 and $1,181,095 were restricted as of September 30, 2010 and June 30, 2010, respectively, as collateral for the construction loan obtained from the PRC National Development Bank Joint Equity Corporation, which is exhibited in Note 15.  The remaining balance of $1,201,425 as of September 30, 2010 was restricted for the settlement of trade notes payable in connection with inventory purchases.

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
 (Unaudited)

Note 4– Inventory

Inventory consisting of material, labor and manufacturing overhead as of September 30, 2010 and June 30, 2010 consists of the following:

	September 30,	June 30,
	2010	2010

Raw materials	$1,262,275	$1,093,193
Work in process	555,545	323,275
Finished goods	2,011,392	1,127,321

Total	$3,829,212	$2,543,789

Note 5– Loans to Unrelated Parties

As of September 30, 2010, the Company had outstanding loans to unrelated parties in the aggregate amount of $1,060,471, consisting of $529,410 to Dalian Haide Electric Power Equipment Co., Ltd, a research and development partner of the Company (“Dalian Haide”) and $531,061 to Dalian Chenglian Electrical Installation Engineering Co., Ltd, a customer of the Company (“Dalian Chenglian”). These loans are made to primarily fund working capital requirements and are payable on demand. In addition, the loans are unsecured and non-interest bearing.

As of June 30, 2010, the Company had outstanding loans to unrelated parties in the aggregate amount of $1,054,090, consisting of $531,544 to Dalian Haide and $522,546 to Dalian Chenglian.

Note 6 – Bank Loan Security Deposits

The Company obtained financing from various banks guaranteed by third parties According to the guarantee agreements, the Company is required to make security deposits to the third party guarantors. The balances of these security deposits as of September 30, 2010 and June 30, 2010 consists of the following:

	September 30,	June 30,
	2010	2010
Bank loan security deposits – short-term	$775,446	$736,500
Bank loan security deposits – long-term	299,400	294,600
Total	$1,074,846	$1,031,100

Note 7– Advance Payments

Advance payments as of September 30, 2010 and June 30, 2010 consist of the following:

	September 30,	June 30,
	2010	2010

Advance payments for inventory	$590,139	$399,868
Advance payments for land and equipment	1,448,124	293,605
Total	$2,038,263	$693,473

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
 (Unaudited)

Note 8– Property and Equipment

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

Note 9 – Intangible Assets

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

Note 10 – Advance Payments – Research and Development

As a common business practice in China, the Company is required to make advance payments for goods or services that will be used in the future research and development activities. The Company made the original advance payments for research and development to a third party in August 2008 for the development of twenty patents.  The Company realizes the advance payments when certain progress targets are achieved, including, but not limited to, obtaining the intellectual property certificate issued by the PRC State Intellectual Property Office and passing the two-year declaration period, and related costs have been incurred and reported by the third party to the Company.   Such advance payments are amortized as research and development expense in the years in which the patents have passed the two- year declaration period.  As of September 30, 2010 and June 30, 2010, the Company determined that these advance payments are recoverable.

Note 11 – Accounts Payable and Accrued Expenses

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

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
 (Unaudited)

Note 12 – Trade Notes Payable

Trade notes payable consist of uncollateralized non-interest bearing promissory notes issued in connection with the acquisition of certain inventory and equipment. The maturity date of the promissory notes is March 28, 2011. Balances outstanding under such notes as of September 30, 2010 and June 30, 2010 were $2,994,000 and $-0-, respectively.

Note 13 – Short-Term Bank Loans

Short-term bank loans consist of the following:

	September 30,	June 30,
	2010	2010
On September 16, 2009, the Company obtained a loan from Harbin Bank, the principal of which was paid in full by September 15, 2010. The interest was calculated using an annual fixed interest rate of 6.372% and paid monthly. The loan was secured by the Company’s property and equipment.	$-	$2,946,000

On October 30, 2009, the Company obtained a loan from Bank of Dalian, the principal of which is to be paid in full by October 29, 2010. The interest is to be calculated using an annual fixed interest rate of 6.903% and paid monthly. The loan is guaranteed by a third party Dalian Fangyuan Financial Guarantee Co., Ltd.	$2,395,200	$2,356,800

On June 25, 2010, the Company obtained a loan from Bank of East Asia, the principal of which is to be paid in full by December 25, 2010. The interest is to be calculated using an annual fixed interest rate of 6.318% and paid monthly. The loan is guaranteed by accounts receivables.	$748,500	$736,500

On September 14, 2010, the Company obtained a loan from Harbin Bank, the principal of which is to be paid in full by September 13, 2011. The interest is to be calculated using an annual fixed interest rate of 6.372% and paid monthly. The loan is secured by the Company’s property and equipment.	$2,994,000	$-

Total	$6,137,700	$6,039,300

Note 14 – Loans From Unrelated Parties

These loans are based on good faith, and are unsecured and non-interest bearing The term of each loan is for a period for 15 days. There are no financial or non-financial covenants associated with these loans. The proceeds from these loans are utilized for working capital. As of September 30, 2010 and June 30, 2010, the Company had outstanding loans from unrelated parties of $2,016,700 and $370,000, respectively.

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
 (Unaudited)

Note 15 – Long-Term Bank Loans

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
	$14,970,000	$14,730,000

Total	$14,970,000	$14,730,000

Less: Current portion	598,800	294,600

Total noncurrent portion	$14,371,200	$14,435,400

Note 16 – Government Subsidy Income

Government subsidy income for the three months ended September 30, 2010 and 2009 consists of the following:

	For the Three Months Ended September 30,
	2010	2009
Newly Identified Municipal Technical Center Subsidy	$73,950	$-
Appropriation of Technology Innovation Subsidy	35,792	-
Value added tax refund for employing physically-challenged workers	26,745	49,954
Total	$136,487	$49,954

Note 17 –Earnings Per Share

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

	For the Three Months Ended September 30,
	2010	2009

Net income	$2,248,257	$690,323

Weighted average common shares (denominator for basic earnings per share)	29,715,640	29,510,971

Effect of dilutive securities:	36,454	769,255

Weighted average common shares (denominator for diluted earnings per share)	29,752,094	30,280,226

Basic earnings per share	$0.08	$0.02
Diluted earnings per share	$0.08	$0.02

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
 (Unaudited)

Note 18– Stockholders’ Equity And Related Financing Agreements

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

On March 13, 2009, the Company issued convertible notes in an aggregate principal amount of $500,000 at an annual interest of 15%.  On March 12, 2010, the maturity date of the convertible notes, the Company repaid convertible notes in the amount of $370,000 and an interest payment of $55,500.  The remaining convertible notes in an aggregate principal amount of $130,000 were converted into 200,000 shares of common stock of the Company at the conversion price of $0.65 per share on May 6, 2010.

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

Note 19– Income Taxes

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
 (Unaudited)

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

The Company’s provision for income taxes consists of:

	For the Three Months Ended
	September 30,
	2010	2009

Current – PRC	$807,135	$248,904
Deferred	-	-
Total provision for income taxes	$807,135	$248,904

A reconciliation of the provision for income taxes with amounts determined by applying the statutory income tax rate to income before income taxes is as follows:

	For the Three Months Ended
	September 30,
	2010	2009
Computed tax @ statutory rate of 25%
($2,991,034*25% and $934,069*25% for September 30, 2010 and 2009, respectively)	$747,759	$233,517

Entertainment expense add-back	1,146	5,410
Government subsidy income	(6,686)	-
Deductions permitted for salaries paid to physically-challenged employees	(4,350)	(4,115)
Additional deductions permitted for R&D costs	(16,177)	-
Current year losses from PRC subsidiaries	74,941	-
Current year losses from U.S. parent holding company not subject to PRC income taxes	10,502	14,092

Total provision for income taxes
Computed tax @ statutory rate of 25%	$807,135	$248,904

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

The Company has not paid income taxes for the three months ended September 30, 2010 and 2009 although it has accrued a liability for income tax payable on its balance sheet. To date, the Company has not been granted an extension to pay its income tax obligations, however, the Company intends to commence negotiations with the local tax authorities regarding the availability of tax exemptions relating to the manufacturing of specialty cables and the payment of any remaining income tax obligations after application of available exemptions.  In addition, the Company is applying for the electronic remittance of outstanding tax payments due the local tax bureau, if any.  The Company expects a final determination on this matter and payment of any tax amounts due within two years

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
 (Unaudited)

Note 20 – Employee Welfare Plan

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

Note 21 – Risk Factors

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

Note 22 – Risk of Concentration and Credit Risk

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

Note 23 – Supplemental Cash Flow Disclosures

The following is supplemental information relating to the consolidated statements of cash flows:

	Three Months Ended September 30,
	2010	2009

Cash paid for interest	$337,068	$113,143
Cash paid for income taxes	$-	$-

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
 (Unaudited)

Note 24 – Restatement to Reflect Correction of Accounting Errors

Consolidated Balance Sheets

	September 30,	September 30,	Effect of
	2010	2010
	(Restated)	(Originally)	changes
Assets
Current assets:
Cash and cash equivalents	$462,446	$462,446	$-
Restricted cash	2,698,425	2,698,425	-
Accounts receivable, net of allowance for doubtful accounts of $84,625 at September 30, 2010	14,236,184	14,236,184	-
Inventory	3,829,212	3,829,212	-
Loans to unrelated parties	1,060,471	1,060,471	-
Bank loan security deposits	1,074,846	1,074,846	-
Advance payments	590,139	2,038,263	(1,448,124)
Due from related party	-	-	-
Other current assets	898,704	898,704	-
Total current assets	24,850,427	26,298,551	(1,448,124)

Property and equipment, net	32,312,046	32,312,046	-

Other assets:
Advance payments – non-current	1,448,124	-	1,448,124
Advance payments – R&D	2,122,746	2,122,746	-
Intangibles, net	15,600,162	15,600,162	-
Total other assets	19,171,032	17,722,908	1,448,124

Total assets	$76,333,505	$76,333,505	-

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$2,936,817	$2,936,817	-
Trade notes payable	2,994,000	2,994,000	-
Short-term bank loans	6,137,700	6,137,700	-
Current portion of long-term bank loans	598,800	598,800	-
Loans from unrelated party	2,016,700	2,016,700	-
Advances from customers	721,980	721,980	-
Income tax payable	2,477,092	2,477,092	-
Other current liabilities	1,084,815	1,084,815	-
Total current liabilities	18,967,904	18,967,904	-
Long-term bank loan	14,371,200	14,371,200	-

Total liabilities	33,339,104	33,339,104	-
Equity
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 29,715,640 and 29,715,666 shares issued and outstanding at September 30 and June 30, 2010, respectively	29,716	29,716	-
Additional paid-in capital	21,838,047	21,838,047	-
Statutory reserves	1,181,189	1,181,189	-
Retained earnings	16,058,414	16,058,414	-
Accumulated other comprehensive income	2,850,390	2,850,390	-
Total stockholders’ equity	41,957,756	41,957,756	-

Noncontrolling interest	1,036,645	1,036,645	-

Total equity	42,994,401	42,994,401	-

Total liabilities and equity	$76,333,505	$76,333,505	-

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
 (Unaudited)

Note 24 – Restatement to Reflect Correction of Accounting Errors (continued)

Consolidated Statements of Operations

	For the Three	For the Three
	Months Ended	Months Ended
	September 30,	September 30,	Effect of
	2010	2010	changes
	(Restated)	(Originally)

Sales	$15,930,811	$15,930,811	-

Cost of sales	11,670,760	11,670,760	-

Gross profit	4,260,051	4,260,051	-

Operating expenses:
Selling expenses	38,607	38,607	-
General and administrative expenses	1,011,620	1,011,620	-
Total operating expenses	1,050,227	1,050,227	-

Income from operations	3,209,824	3,209,824	-

Other income (expenses):
Government subsidy	136,487	136,487	-
Interest income	8,504	-	8,504
Interest expense	(394,902)	(386,398)	(8,504)
Other income (expenses), net	31,121	31,121	-
Total other income (expenses)	(218,790)	(218,790)	-

Income before provision for income taxes	2,991,034	2,991,034	-

Provision for income taxes	807,135	807,135	-

Net income	2,183,899	2,183,899	-

Less: net loss attributable to noncontrolling interest	(64,358)	(64,358)	-

Net income attributable to BEFUT International Co., Ltd.	2,248,257	2,248,257	-

Basic earnings per share	$0.08	$0.08	-
Diluted earnings per share	$0.08	$0.08	-

Weighted average number of common shares outstanding:
Basic	29,715,640	29,715,640	-
Diluted	29,752,094	29,752,094	-

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
 (Unaudited)

Note 24 – Restatement to Reflect Correction of Accounting Errors (continued)

Consolidated Statements of Cash Flows

		For the Three
	For the Three	Months
	Months Ended	Ended
	September 30,	September	Effect of
	2010	30, 2010	changes
	(Restated)	(Originally)
Cash flows from operating activities:
Net Income	$2,183,899	$2,183,899	-
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	753,831	753,831	-
Changes in current assets and current liabilities:
Restricted cash	(1,480,073)		(1,480,073)
Accounts receivable	(4,751,564)	(4,751,564)	-
Inventory	(1,231,133)	(1,231,133)	-
Advance payments	(1,318,366)	(1,318,366)	-
Other current assets	(429,085)	(429,085)	-
Accounts payable and accrued expenses	(229,105)	(229,105)	-
Trade notes payable	2,958,000	2,958,000	-
Advances from customers	177,334	177,334	-
Income taxes payable	784,816	784,816	-
Other current liabilities	219,191	219,191	-
Total adjustments	(4,546,154)	(3,066,081)	(1,480,073)

Net cash provided by (used in) operating activities	(2,362,255)	(882,182)	(1,480,073)

Cash flows from investing activities:
Due from related party	474,764	474,764	-
Additions to property and equipment	(622,725)	(622,725)	-
Long-term investment	-	-	-
Loans to unrelated parties	10,664	10,664	-

Net cash provided by (used in) investing activities	(137,297)	(137,297)	-

Cash flows from financing activities:
Restricted cash	-	(1,480,073)	1,480,073
Bank loan security deposits	(26,622)	(26,622)	-
Loans from unrelated parties	1,626,900	1,626,900	-
Capital contribution from noncontrolling interest for BEFUT Zhong Xing	58,683	58,683	-
Repayment of short-term bank loans	-	-	-

Net cash provided by (used in) financing activities	1,658,961	178,888	1,480,073

Effect of foreign currency translation on cash	(16,136)	(16,136)	-

Net decrease in cash and cash equivalents	(856,727)	(856,727)	-

Cash and cash equivalents – beginning	1,319,173	1,319,173	-

Cash and cash equivalents – ending	$462,446	$462,446	-

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
 (Unaudited)

Note 24 – Restatement to Reflect Correction of Accounting Errors (continued)

Consolidated Statements of Cash Flows

	For the Three	For the Three
	Months Ended	Months
	September 30,	Ended
	2009	September	Effect of
		30, 2009	changes
	(Restated)	(Originally)
Cash flows from operating activities:
Net Income	$685,165	$685,165	-
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	352,054	352,054	-
Changes in current assets and current liabilities:
Restricted cash	586,000	-	586,000
Accounts receivable	75,238	75,238	-
Inventory	(1,357,491)	(1,357,491)	-
Advance payments	138,122	138,122	-
Other current assets	45,108	45,108	-
Accounts payable and accrued expenses	243,714	243,714	-
Trade notes payable	(1,172,880)	(1,172,880)	-
Advances from customers	158,553	158,553	-
Income taxes payable	248,904	248,904	-
Other current liabilities	289,288	289,288	-
Total adjustments	(393,390)	(979,390)	586,000

Net cash provided by (used in) operating activities	291,775	(294,225)	586,000

Cash flows from investing activities:
Due from related party	-	-	-
Additions to property and equipment	(534,875)	(534,875)	-
Long-term investment	2,932	2,932	-
Loans to unrelated parties	559,117	559,117	-

Net cash provided by (used in) investing activities	27,174	27,174	-

Cash flows from financing activities:
Restricted cash	-	586,000	(586,000)
Bank loan security deposits	585,752	585,752	-
Loans from unrelated parties	(249,237)	(249,237)	-
Capital contribution from noncontrolling interest for BEFUT Zhong Xing	43,983	43,983	-
Repayment of short-term bank loans	(733,050)	(733,050)	-

Net cash provided by (used in) financing activities	(352,552)	233,448	(586,000)

Effect of foreign currency translation on cash	1,377	1,377	-

Net decrease in cash and cash equivalents	(32,226)	(32,226)	-

Cash and cash equivalents – beginning	210,301	210,301	-

Cash and cash equivalents – ending	$178,075	$178,075	-

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Recent Developments

On July 16, 2010, Dalian Befut acquired 60% of equity interests of Dalian Yuansheng for $88,235 (the registered capital value of such equity interests) from Mr. Chengnian Yan. Dalian Befut also increased Dalian Yuansheng’s registered capital by RMB 5 million (or US$735,294), thereby increasing Dalian Befut’s total equity interest to 93.3%.  Dalian Yuansheng is engaged in researching, developing and manufacturing conductive carbon-fiber to provide Dalian Befut with the raw materials it needs to produce carbon fiber composite cable products. One of the principal shareholders of Dalian Yuansheng holds three patents for carbon fiber composite cable, one of which was transferred to Dalian Yuansheng in October 2010, and the remaining two of which are expected to be transferred to Dalian Yuansheng in April, 2011. As of the date of Dalian Befut’s acquisition, Dalian Yuansheng had no material operations. The transaction was accounted for as a business acquisition pursuant to ASC 805-10. The business acquisition will not have a significant impact on the Company’s future financial statements and results of operations.

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

OEM Agreements

We conduct substantially all of our operations through, and generate substantially all of our revenues from Dalian Befut, pursuant to an Original Equipment Manufacturer Agreement, an Intellectual Property Rights License Agreement and a Non-competition Agreement (collectively, the “OEM Agreements”). We have no direct ownership interest in Dalian Befut nor do we have voting control of any shares of Dalian Befut. As a result, these OEM Agreements may not be as effective in providing us with control over Dalian Befut as direct ownership of Dalian Befut would be. For example, Dalian Befut may breach the OEM Agreements by deciding not to manufacture products for WFOE, and consequently the Company. In the event of any such breach, we would have to rely on legal remedies under PRC law, which may not always be available or effective to enforce our rights, particularly in light of uncertainties in the PRC legal system. To mitigate such a risk, WFOE has the exclusive right under the OEM Agreements, exercisable in its sole discretion, to purchase all or part of the assets and/or equity of Dalian Befut.

All cash flows generated under the OEM Agreements are maintained in the custody of Dalian Befut instead of in the custody of the Company. There are no prohibitions under applicable PRC law on the transfer of cash from Dalian Befut to WFOE . Accordingly, except for the relevant PRC laws, regulations and government policies on capital outflow, as disclosed under Item 1A - Risk Factors of our Annual Report on Form 10-K, as amended, no risks exist as to the movement of cash balances from the Company’s PRC operating subsidiaries or Dalian Befut up to the Company. Transfer of cash may be made from Dalian Befut to WFOE and up to the Company, when necessary to meet the Company’s cash requirements, including, for example, to satisfy any debt obligations or make cash dividends. Such transfers must be made in compliance with applicable PRC laws regarding, among other things, currency controls, tax and payment of dividends.

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

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of salaries and bonuses for sales personnel, advertising and promotion expenses, freight charges, related compensation and professional fees, and amortization expenses. Selling expenses were $38,607 in the quarter ended September 30, 2010, as compared to $21,873 in the quarter ended September 30, 2009, an increase of $16,734, or 76.5%. General and administrative expenses were $1,011,620 for the quarter ended September 30, 2010, an increase of $423,335, or 72.0%, as compared to the quarter September 30, 2009. The increase of general and administrative expenses are mainly due to the increase in expenses from Dalian Yuansheng, Befut Zhong Xing and WFOE for $215,648, $33,573 and $72,426, respectively.

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

Interest Expenses

Interest expense was $394,902 for the quarter ended September 30, 2010, an increase of $262,593, or 198.5%, as compared to $132,309 for the quarter ended September 30, 2009. Such increase is due to the increase of our total bank loans.

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

Net Income

Net income for the quarter ended September 30, 2010 was $2,183,899, an increase of $1,498,734, or 218.7%, as compared to net income of $685,165 for the quarter ended September 30, 2009. The increase was mainly attributable to the increase of $2,639,166 in gross profit, which was partially offset by an increase in general and administrative expenses of $423,335, an increase in interest expense of $262,593 and an increase in income tax provision of $558,231.

Liquidity and Capital Resources

Selected Measures of Liquidity and Capital Resources

The following table sets forth certain relevant measures regarding our liquidity and capital resources:

(dollars in thousands, except ratios)	September 30, 2010	June 30, 2010
Cash and cash equivalents and restricted cash	$3,161	$2,500
Working capital	$5,883	$4,833
Ratio of current assets to current liabilities	1.3:1	1.4:1

Our approximately $1 million increase in working capital from June 30, 2010 to September 30, 2010 was primarily due to the increase of $7 million of current assets and the increase of $6.0 million of current liabilities. The increase of current assets mainly includes the increase of $4.9 million of account receivables, the increase of $1.3 million of inventory and the increase of $1.3 million of advance payments and partially offset by the decrease of $2.1 million advance payments on R&D in the part of current assets due to a reclassification. The increase of current liabilities mainly includes the increase of $3 million of trade notes payable, the increase of $1.6 million of loans from unrelated parties and the increase of $0.8 million of income tax payable.

Cash Flows

We had a net decrease of $856,727 in cash and cash equivalents from June 30, 2010 to September 30, 2010, as compared to a net decrease of $32,226 from June 30, 2009 to September 30, 2009, respectively. The following table summarizes such changes:

	For the three months Ended
(dollars in thousands)	September 30, 2010	September 30, 2009
Net cash provided by (used in) operating activities	$(2,362)	$292
Net cash used in investing activities	$(137)	$27
Net cash provided by financing activities	$1,659	$(353)
Net decrease in cash and cash equivalents and restricted cash	$(857)	$(32)

We used net cash of $2,362,255 for our operating activities in the quarter ended September 30, 2010, an increase of $2,654,030, or 910.0%, as compared to $291,775 in the quarter ended September 30, 2009. The net cash used in our investment activities in the quarter ended September 30, 2010 was $137,297, an increase of $164,471, as compared to $27,174 of net cash provided by investment activities in the quarter ended September 30, 2009. The net cash obtained from our financing activities in the quarter ended September 30, 2010 was $1,658,961 , significantly more than the cash obtained in the quarter ended September 30, 2009. Our management believes that we have sufficient cash, along with projected cash to be generated from operations, and access to short-term bank loans to support our current operations for the next twelve months. We believe our cash position is strong and sufficient to meet our anticipated working capital needs.  However, if events or circumstances occur and we do not meet our budgeted operating plan, we may be required to seek additional capital and/or reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives.  Notwithstanding the foregoing, we may seek additional financing, which may include debt and/or equity financing. There can be no assurance that any additional financing will be available on acceptable terms, if at all.  Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

Operating Activities

During the quarter ended September 30, 2010, net cash used in operating activities was $2,362,255, an increase of $2,654,030, as compared to $291,775 of net cash provided by operating activities during the quarter ended September 30, 2009. The variance was primarily due to the increase of accounts receivable, advance payments and trade notes payable. The $4.7 million increase of accounts receivable for the three months ended September 30, 2010 was mainly due to our significant increase of quarterly sales from approximately $5.48 million for the three months ended September 30, 2009 to approximately $15.93 million for the three months ended September 30, 2010. The increase of advance payments was mainly due to payments made for new facilities in connection with the construction of Phase I of the Changxing Island project. Trade notes payable also increased significantly, which was mainly due to the increased purchases of raw materials, primarily copper rods.

Investing Activities

During the quarter ended September 30, 2010, we used net cash in investing activities of $137,297, an increase of $164,471, as compared to $27,174 in net cash we provided in investing activities for the quarter ended September 30, 2009.

Financing Activities

During the quarter ended September 30, 2010, net cash provided by financing activities was $1,658,961, an increase of $2,011,513, as compared to net cash of $352,552 used in financing activities for the quarter ended September 30, 2009.

Financial Obligations

As of September 30, 2010, our outstanding loans were as follows:

Creditors	Loan Amount	Interest Rate	Term	Maturity Date
Harbin Bank	$2,994,000	6.372%	1 year	09/13/11
Bank of Dalian	$2,395,200	6.903%	1 year	10/29/10
Bank of East Asia	$748,500	6.318%	6 months	12/25/10
China Development Bank	$14,970,000	6.237%	7 years	11/01/16

Accounts Receivable

The balance of our accounts receivable was $14,236,184, net of allowance for doubtful accounts of $84,625, as of September 30, 2010, as compared to $9,292,310, net of allowance for doubtful accounts of $83,295, as of June 30, 2010. The days’ sales in receivables for the last twelve months ended September 30, 2010 were 125 days, compared to 107 days for the fiscal year ended June 30, 2010. The Company’s sales strategy has shifted to large customers since the Company moved its manufacturing operations to its Changxing Island facility. As a result, the credit terms are longer for large customers, such as China National Petroleum Corporation. As at September 30, 2010, the balance for accounts receivable with the aging of more than one year was approximately $80,000. The Company believes the allowance for doubtful accounts was adequate.

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

Consolidation

Pursuant to ASC 810-10-15-14, an entity is deemed to be a variable interest entity, or VIE, and thus to be consolidated by its primary beneficiary, if, by intention, any one of the following conditions is present:

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

On February 16, 2009, WFOE entered into an Original Manufacturer Agreement (the "Manufacturing Agreement") with Dalian Befut, pursuant to which (i) Dalian Befut is the exclusive manufacturer of cable and wire products for WFOE, and may not manufacture products for any other third party without the written consent of WFOE; (ii) WFOE provides all the raw materials and advance related costs to Dalian Befut, as well as provide the design requirements of the products to be manufactured; and (iii) in no event may Dalian Befut use the arrangements under the Manufacturing Agreement for commercial or noncommercial marketing or promotional activities in any form. In addition, on February 16, 2009, WFOE and Dalian Befut entered into (i) an Intellectual Property Rights License Agreement, pursuant to which WFOE shall be permitted to use the intellectual property rights such as trademark, patents and knowhow for the marketing and sale of the products (the “IP Agreement”); and (ii) a Non-competition Agreement, pursuant to which Dalian Befut shall not compete against WFOE (the “Noncompete Agreement”, together with the IP Agreement and Manufacturing Agreement, collectively, the “OEM Agreements”). Under the OEM Agreements, Dalian Befut can only manufacture products for WFOE and cannot compete with WFOE in the same or similar lines of business. Dalian Befut is a captive manufacturer with the sole business purpose of providing manufacturing services to WFOE and is solely dependent on the business provided by WFOE, its primary beneficiary. As WFOE controls all of the potential and future risks and benefits of Dalian Befut, WFOE has the power to significantly impact the economic performance of Dalian Befut. Furthermore, while Messrs. Hongbo Cao and Tingmin Li are the two controlling shareholders of Dalian Befut, collectively owning an aggregate of 90% of the equity interests in Dalian Befut, the Company believes that, due to the OEM Agreements, WFOE, instead of Messrs. Cao and Li, has the power to direct the activities of Dalian Befut to significantly impact the economic performance of Dalian Befut. Based on the aforementioned assessment, Dalian Befut is a VIE of the Company under ASC 810-10-15-14-B.1. above, and as such, is consolidated into the Company. Although the Company is only required to meet one criteria under ASC 810-10-15-14 in order to consolidate Dalian Befut, the Company believes that facts and circumstances exist that would allow it to meet certain other qualifying criteria set forth in ASC 810-10-15-14.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on their evaluation, in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 as originally filed with the SEC on November 15, 2010, our Chief Executive Officer and Chief Financial Officer each concluded that, as of September 30, 2010, our disclosure controls and procedures were effective.

However, in connection with the preparation of our responses to comments received from the SEC, we identified certain reporting errors and omissions in our previously issued financial statements. We subsequently determined that a restatement was required for our consolidated financial statements for the quarter ended September 30, 2010. As a result of the foregoing, management determined that a material weakness existed with respect to our financial reporting. This weakness was a result of our insufficient disclosure of certain required information by inexperienced staff, which required the restatement of our consolidated financial statements as of and for the quarter ended September 30, 2010.

As a result of the material weakness identified with respect to our financial reporting, our Chief Executive Officer and Chief Financial Officer have reevaluated our disclosure controls and procedures and have concluded that our disclosure controls and procedures were not effective as of September 30, 2010. As of the date of this amended report on Form 10-Q/A, we are undertaking steps to correct the aforementioned material weakness by:

•	Establishing policies and procedures of transaction level and type to improve our internal control environment;

•	Implementing a financial closing process check list including major book closure steps to perform consolidation and reviews; and

•	Recruiting qualified accounting professionals with sufficient US GAAP knowledge to enhance the quality of our financial reporting preparation.

Changes in Internal Control Over Financial Reporting

In our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, our Chief Executive Officer and Chief Financial Officer concluded that under the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our internal control over financial reporting was effective. However, due to the restatement of our financial statements for the year ended June 30, 2010 and for the quarter ended September 30, 2010 as described above, our Chief Executive Officer and Chief Financial Officer reassessed that conclusion and determined that there existed a material weakness in our internal controls over financial reporting as of September 30, 2010. Management has determined that the design and operation of internal control over financial reporting that we had in place at September 30, 2010 was not effective to allow our management, employees and consultants, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely and reasonable basis. That material weakness was due to our short staffing of accounting professionals with sufficient knowledge of US GAAP and relevant disclosure requirements.

Because we were not aware of this material weakness until after the quarter ended March 31, 2011, there was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As of the date of this amended report on Form 10-Q/A, we are undertaking the aforementioned steps to remediate the weakness in our internal controls over financial reporting.

 PART II OTHER INFORMATION

Item 6.	Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEFUT INTERNATIONAL CO., LTD.

Date: September 16, 2011	By:	/s/ Hongbo Cao
Name: Hongbo Cao
Title: President and Chief Executive Officer
(principal executive officer)

Date: September 16, 2011	By:	/s/ Mei Yu
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