Form 10-Q/A
period 2010-12-31
BEFUT International Co., Ltd.
filed 2011-09-16
CIK 1328888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Amendment No. 1)

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Amended 10-Q”) of BEFUT International Co., Ltd. (the “Company”) amends the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2010, filed with the Securities and Exchange Commission (the “SEC”) on February 14, 2011 (the “Original 10-Q”).  In connection with the preparation of its responses to comments received from the SEC, the Company identified certain reporting errors and omissions in the Original 10-Q and in its previously issued financial statements, some of which the Company considers material.  The Amended 10-Q is being filed to amend the Original 10-Q as follows:

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

•
Reclassify certain line items in the Consolidated Statement of Cash Flows resulting in changes from net cash used in operating activities of $1,429,171 to $3,668,743 for the six months ended December 31, 2010 and from $1,091,519 to $1,677,519 for the six months ended December 31, 2009, and changes from net cash provided by financing activities of $2,158,719 to $4,398,291 for the six months ended December 31, 2010;

•	Revise “Note 1 – Organization and Nature of Business” to include the description of interest in Dalian Yuansheng;

•	Revise Basis of Presentation under “Note 2 – Summary of Significant Accounting Policies” to include consolidation as a critical accounting policy;

•	Revise “Note 5 – Loans to Unrelated Parties” to identify unrelated parties;

•	Add a footnote for Bank Loan Security Deposits;

•	Revise “Note 9 – Advance Payments – Research and Development” to address that these amounts are determined to be recoverable;

•	Revise “Note 11 – Trade Notes Payable” to include the maturity date of the promissory notes;

•	Revise “Note 12 – Short-Term Bank Loans” to include average annual interest rates;

•	Revise “Note 13 – Loans from Unrelated Parties” to include information regarding maturity date and financial or non-financial covenants associated with the loans;

•	Add a footnote for Government Subsidy Income;

•	Revise “Note 14 – Long-Term Bank Loans” to include average annual interest rate;

•	Revise “Note 16 – Stockholders’ Equity and Related Financing Agreements” to include a summary of intangible assets received for ownership;

•	Revise “Note 17 – Income Taxes” to address the timing of the Company’s payments for income taxes;

•	Add a footnote for Restatement to Reflect Correction of Accounting Errors;

•	Add the words “Restated”, as applicable, to column headings of certain financial tables;

•	Make several minor, miscellaneous corrections in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” and

•
Amend and restate, in its entirety, Item 4. “Controls and Procedures,” due to the errors and omissions in the Company’s financial statements, to state that the Company had material weaknesses in its disclosure controls and procedures and internal control over financial reporting at December 31, 2010.

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

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements.	3

	Restated Consolidated Balance Sheets
	As of December 31, 2010 (Unaudited) and June 30, 2010	5

	Restated Consolidated Statements of Operations
	For the Three Months and Six Months Ended December 31, 2010 and 2009 (Unaudited)	6

	Restated Consolidated Statements of Comprehensive Income
	For the Three Months and Six Months Ended December 31, 2010 and 2009 (Unaudited)	7

	Restated Consolidated Statements of Cash Flows
	For the Six Months Ended December 31, 2010 and 2009 (Unaudited)	8

	Notes to Restated Consolidated Financial Statements December 31, 2010 and 2009 (Unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures.	33

PART II	OTHER INFORMATION	34

Item 6.	Exhibits	34

Signatures		35

Exhibits/Certifications		36

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

BEFUT INTERNATIONAL CO., LTD.

RESTATED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

BEFUT INTERNATIONAL CO., LTD.
Consolidated Financial Statements
December 31, 2010 and 2009
(Unaudited)

BEFUT INTERNATIONAL CO., LTD.
Consolidated Balance Sheets

	December 31,	June 30,
	2010	2010
Assets	(Restated)	(Restated)
Current assets:
Cash and cash equivalents	$761,460	$1,319,173
Restricted cash	3,494,084	1,181,095
Accounts receivable, net of allowance for doubtful accounts of $85,783	17,292,392	9,292,310
and $83,295 at December 31, 2010, and June 30, 2010, respectively
Inventory	5,234,237	2,543,789
Loans to unrelated parties	1,888,835	1,054,090
Bank loan security deposits	1,089,206	1,031,100
Advance payments	1,521,188	399,868
Due from related party	-	472,838
Other current assets	1,227,666	521,739
Total current assets	32,509,068	17,816,002

Property and equipment, net	32,394,534	31,618,074

Other assets:
Intangibles, net	15,485,194	15,669,375
Advance payments – non-current	408,279	293,605
Advance payments – Research & Development	2,151,106	2,088,714
Total other assets	18,044,579	18,051,694

Total assets	$82,948,181	$67,485,770

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$2,770,621	$3,119,646
Trade notes payable	3,034,000	-
Short-term bank loans	9,086,830	6,039,300
Current portion of long-term bank loans	758,500	294,600
Loans from unrelated parties	2,220,740	370,000
Advances from customers	1,007,947	533,806
Income taxes payable	3,120,515	1,655,747
Other current liabilities	1,334,564	969,787
Total current liabilities	23,333,717	12,982,886

Long-term bank loan	14,108,100	14,435,400

Total liabilities	37,441,817	27,418,286

Equity
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized,	-	-
no shares issued or outstanding
Common stock, $0.001 par value, 200,000,000 shares authorized,	29,716	29,716
29,715,640 and 29,715,666 shares issued and outstanding at
December 31, 2010 and June 30, 2010, respectively
Additional paid-in capital	21,838,047	21,838,047
Statutory reserves	1,181,189	1,181,189
Retained earnings	17,994,979	13,810,157
Accumulated other comprehensive income	3,447,965	2,166,533
Total stockholders’ equity	44,491,896	39,025,642

Noncontrolling interest	1,014,468	1,041,842

Total equity	45,506,364	40,067,484

Total liabilities and equity	$82,948,181	$67,485,770

The accompanying notes are an integral part of these consolidated financial statements.

BEFUT INTERNATIONAL CO., LTD.

Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
	(Restated)	(Restated)	(Restated)	(Restated)

Sales	$14,871,164	$7,126,044	$30,801,975	$12,609,703

Cost of sales	10,954,272	5,235,323	22,625,032	9,098,097

Gross profit	3,916,892	1,890,721	8,176,943	3,511,606

Operating expenses:
Selling expenses	149,643	14,828	188,250	36,701
General and administrative expenses	1,032,259	442,264	2,043,879	1,030,549
Total operating expenses	1,181,902	457,092	2,232,129	1,067,250

Income from operations	2,734,990	1,433,629	5,944,814	2,444,356

Other income (expenses):
Government subsidy	180,155	304,704	316,642	354,658
Interest income	1,462	3,728	9,966	3,728
Interest expense	(494,852)	(8,923)	(889,754)	(141,232)
Other income (expenses)	107,024	(403,138)	138,145	(397,441)
Total other income (expenses)	(206,211)	(103,629)	(425,001)	(180,287)

Income before provision for income tax	2,528,779	1,330,000	5,519,813	2,264,069

Provision for income tax	614,895	336,819	1,422,030	585,723

Net income	1,913,884	993,181	4,097,783	1,678,346

Less: Net loss attributable to noncontrolling	(22,681)	(963)	(87,038)	(6,121)
interest

Net income attributable to BEFUT International Co., Ltd.	1,936,565	994,144	4,184,821	1,684,467

Basic earnings per share	$0.07	$0.03	$0.14	$0.06
Diluted earnings per share	$0.07	$0.03	$0.14	$0.06

Weighted average number of common shares
outstanding:
Basic	29,715,640	29,511,277	29,715,640	29,511,277
Diluted	29,786,677	30,280,532	29,771,813	30,280,532

The accompanying notes are an integral part of these consolidated financial statements.

BEFUT INTERNATIONAL CO., LTD.

Consolidated Statements of Comprehensive Income

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
	(Restated)	(Restated)	(Restated)	(Restated)

Net income	$1,913,884	$993,181	$4,097,783	$1,678,346

Other comprehensive income
Foreign currency translation adjustment	598,078	264	1,341,096	92,590

Comprehensive income	2,511,962	993,445	5,438,879	1,770,936

Less: comprehensive income (loss) attributable to noncontrolling interest	(22,177)	(962)	(27,374)	38,399

Comprehensive income attributable to BEFUT International Co., Ltd.	$2,534,139	$994,407	$5,466,253	$1,732,537

The accompanying notes are an integral part of these consolidated financial statements.

BEFUT INTERNATIONAL CO., LTD.

Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	December 31,
	2010	2009
	(Restated)	(Restated)
Cash flows from operating activities:
Net Income	$4,097,783	$1,678,346
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization	1,583,652	718,680
Changes in current assets and current liabilities:
Restricted Cash	(2,239,572)	586,000
Accounts receivable	(7,894,969)	(53,500)
Inventory	(2,574,960)	(1,000,998)
Advance payments	(1,066,359)	(197,666)
Other current assets	(2,258,178)	(1,032,681)
Accounts payable and accrued expenses	(176,022)	1,637,214
Trade notes payable	2,983,200	(1,173,120)
Advances from customers	450,523	(174,496)
Income taxes payable	1,391,612	585,724
Other taxes payable	248,962	(163,417)
Other current liabilities	1,785,585	267,433
Total adjustments	(7,766,526)	(827)

Net cash provided by (used in) operating activities	(3,668,743)	1,677,519

Cash flows from investing activities:
Due from related party	478,809	-
Additions to property and equipment	(755,610)	(1,594,161)
Additions to construction in progress	(39,808)	(2,442,107)
Advance payment for fixed assets	(104,131)	(8,011,520)
Acquisition of intangible assets	(5,964)	(6,452)
Long-term investment	-	2,933
Loans to unrelated parties	(789,809)	1,521,543

Net cash used in investing activities	(1,216,513)	(10,529,764)

Cash flows from financing activities:

Bank loan security deposits	(26,849)	(163,877)
Loans from unrelated party	1,819,753	2,274,251
Proceeds of short-term bank loans	8,975,000	-
Repayment of short-term bank loans	(6,130,476)	(2,786,160)
Repayment of long-term bank loans	(298,320)	14,664,000
Capital contribution from noncontrolling interest for BEFUT Zhong Xing	59,183	43,992

Net cash provided by financing activities	4,398,291	14,032,206

Effect of foreign currency translation on cash	(70,748)	(4,369)

Net increase (decrease) in cash and cash equivalents	(557,713)	5,175,592

Cash and cash equivalents – beginning	1,319,173	210,301

Cash and cash equivalents – ending	$761,460	$5,385,893

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

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
 (Unaudited)

Note 1 – Organization and Nature of Business (continued)

There were no equity transactions (purchasing or selling the noncontrolling interest) between the Company and the noncontrolling interest shareholders for the six months ended December 31, 2010.

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

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
 (Unaudited)

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

Note 5– Loans to Unrelated Parties

As of December 31, 2010, the Company had outstanding loans to unrelated parties in the aggregate amount of $1,888,835, consisting of $1,350,679 to Dalian Haide Electric Power Equipment Co., Ltd, a research and development partner of the Company (“Dalian Haide”) and $538,156 to Dalian Chenglian Electrical Installation Engineering Co., Ltd, a customer of the Company (“Dalian Chenglian”). These loans are made to primarily fund working capital requirements and are payable on demand. In addition, the loans are unsecured and non-interest bearing.

As of June 30, 2010, the Company had outstanding loans to unrelated parties in the aggregate amount of $1,054,090, consisting of $531,543 to Dalian Haide and $522,546 to Dalian Chenglian.

Note 6 – Bank Loan Security Deposits

The Company obtained financing from various banks through third party guarantors. The Company is responsible to provide security deposits to third party guarantors per the agreements between the Company and the third guarantors.  The balance of such bank loan security deposits as of December 31, 2010 and June 30, 2010 consist of the following:

	December 31,	June 30,
	2010	2010
Bank loan security deposits – short-term	$785,806	$736,500
Bank loan security deposits – long-term	303,400	294,600
Total	$1,089,206	$1,031,100

Note 7– Property and Equipment

Property and equipment as of December 31, 2010 and June 30, 2010 consist of the following:

	December 31,	June 30,
	2010	2010

Buildings	$20,475,630	$19,877,285
Machinery and equipment	13,679,454	12,673,324
Office equipment and furniture	173,121	100,927
Vehicles	521,273	466,380
Subtotal	34,849,478	33,117,916
Less: Accumulated depreciation	2,495,322	1,499,842
	32,354,156	31,618,074
Add: Construction in progress	40,378	-
Total	$32,394,534	$31,618,074

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
 (Unaudited)

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

Note 9 – Advance Payments – Research and Development

As a common business practice in China, the Company is required to make advance payments for goods or services that will be used in future research and development activities. The Company made the original advance payments for research and development to a third party in August 2008 for the development of twenty patents.  The Company realizes the advance payments when certain progress targets are achieved, including, but not limited to, obtaining the intellectual property certificate issued by the PRC State Intellectual Property Office and passing the two-year declaration period, and related costs have been incurred and reported by the third party to the Company.   Such advance payments are amortized as research and development expense in the years in which the patents have passed the two- year declaration period.  As of December 31, 2010 and June 30, 2010, the Company determined that these advance payments are recoverable.

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

Note 12 – Short-Term Bank Loans

Short-term bank loans consist of the following:

	December 31,	June 30,
	2010	2010
On September 16, 2009, the Company obtained a loan from Harbin Bank, the principal and accrued interest of which was paid in full by September 15, 2010. The interest was calculated using an annual fixed interest rate of 6.372% and paid monthly. The loan was secured by the Company’s property and equipment.	$-	$2,946,000

On October 30, 2009, the Company obtained a loan from Bank of Dalian, the principal and accrued interest of which was paid in full by October 29, 2010. The interest was calculated using an annual fixed interest rate of 6.903% and paid monthly. The loan is guaranteed by Dalian Fangyuan Financial Guarantee Co. ,Ltd., an unaffiliated third party.	$-	$2,356,800

On June 25, 2010, the Company obtained a loan from the Bank of East Asia, the principal of which was paid in full by December 25, 2010. The interest was calculated using an annual fixed interest rate of 6.318%, and paid monthly. The loan was guaranteed by the Company’s accounts receivables.	$-	$736,500

On September 14, 2010, the Company obtained a loan from Harbin Bank with a maturity date of September 13, 2011. The interest is paid monthly at a variable rate equal to 30% per annum above the floating base interest for loans of the same term issued by the People’s Bank of China, the PRC’s central bank. The average annual interest rate for the three months ended December 31, 2010 was approximately 7.228%. The loan is secured by the Company’s property and equipment.	$3,034,000	$-

On October 21, 2010, the Company obtained a loan from the Dalian Economic Development Zone Xinhui Town Bank with a maturity date of October 20, 2011. The interest is paid monthly at a variable rate equal to 50% per annum above the floating base interest for loans of the same term issued by the People’s Bank of China. The average annual interest rate for the three months ended December 31, 2010 was approximately 8.34%. The loan is secured by the Company’s inventory.	$1,501,830	$-

On November 11, 2010, the Company obtained a loan from the Bank of Dalian with a maturity date of November 10, 2011. The interest is paid monthly at a variable rate equal to 30% per annum above the floating base interest for loans of the same term issued by the People’s Bank of China,. The average annual interest rate for the three months ended December 31, 2010 was approximately 7.228%. The loan is guaranteed by Dalian Zhongdingxin Investment Guarantee Co., Ltd., an unaffiliated third party.	$1,517,000	$-

On November 23, 2010, the Company obtained a loan from the Bank of Dalian with a maturity date of November 22, 2011. The interest is paid monthly at a variable rate equal to 10% per annum above the floating base interest for loans of the same term issued by the People’s Bank of China. The average annual interest rate for the three months ended December 31, 2010 was approximately 6.116%. The loan is guaranteed by Dalian Tiansi Joint Guarantee Co., Ltd., an unaffiliated third party.	$1,517,000	$-

On December 30, 2010, the Company obtained a loan from the Bank of East Asia with a maturity date of June 30, 2011. The interest is paid monthly at a variable rate equal to 30% per annum above the floating base interest for loans of the same term issued by the People’s Bank of China. The average annual interest rate for the three months ended December 31, 2010 was approximately 6.63%. The loan is secured by the Company’s accounts receivables.	$1,517,000	$-

Total	$9,086,830	$6,039,300

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
 (Unaudited)

Note 13 – Loans From Unrelated Parties

These loans are based on good-faith, and are non-interest bearing and payable on demand. There are no financial or non-financial covenants associated with these loans. The proceeds from these loans are utilized for working capital. As of December 31, 2010 and June 30, 2010, the Company had outstanding loans from unrelated parties of $2,220,740 and $370,000, respectively.

Note 14 – Long-Term Bank Loans

Long-term bank loans consist of the following:

	December 31,	June 30,
	2010	2010
On November 2, 2009, Dalian Befut entered into a Loan Agreement with the PRC National Development Bank Joint Equity Corporation (“NDB”) pursuant to which Dalian Befut borrowed RMB100,000,000 (approximately $14,670,000) from NDB (the “Loan”), The term of the Loan is seven years, with a maturity date of November 1, 2016. The interest rate is a variable rate equal to 5% per annum above the floating base interest for loans of the same term promulgated by the  People’s Bank of China. The average annual interest rate for the three months ended December 31, 2010 was approximately 6.258%.The Loan was designated to finance the construction of Dalian Befut’s planned specialty cable production lines with a production capacity of 4,000 KM. The Loan was secured by, among other liens, a first priority lien on Dalian Befut’s land use right and its building property ownership and guaranteed by, among other guarantees, Mr. Hongbo Cao and Mr. Tingmin Li, Dalian BEFUT’s two major shareholders.
	$14,866,600	$14,730,000

Total	$14,866,600	$14,730,000

Less: Current portion	758,500	294,600

Total noncurrent portion	$14,108,100	$14,435,400

Note 15 – Government Subsidy Income

Government subsidy income for the six months ended December 31, 2010 and 2009 consists of the following:

	For the Six Months Ended December 31
	2010	2009
Newly Identified Municipal Technical Center Subsidy	$74,580	$-
Appropriation of Technology Innovation Subsidy	215,089	-
"Famous Trademark" subsidy		293,280
Value added tax refund for employing physically-challenged workers	26,973	61,378
Total	$316,642	$354,658

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
 (Unaudited)

Note 16 –Earnings Per Share

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

	For the Three Months Ended December 31,
	2010	2009

Net income	$1,936,565	$994,144

Weighted average common shares
(denominator for basic earnings per share)	29,715,640	29,511,277

Effect of dilutive securities:	71,037	769,255

Weighted average common shares
(denominator for diluted earnings per share)	29,786,677	30,280,532

Basic earnings per share	$0.07	$0.03
Diluted earnings per share	$0.07	$0.03

	For the Six Months Ended December 31,
	2010	2009

Net income	$4,184,821	$1,684,467

Weighted average common shares
(denominator for basic earnings per share)	29,715,640	29,511,277

Effect of dilutive securities:	56,173	769,255

Weighted average common shares
(denominator for diluted earnings per share)	29,771,813	30,280,532

Basic earnings per share	$0.14	$0.06
Diluted earnings per share	$0.14	$0.06

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
 (Unaudited)

Note 17– Stockholders’ Equity And Related Financing Agreements

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

Note 18– Income Taxes

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

Note 18– Income Taxes (continued)
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

The Company’s provision for income taxes consists of:

	For the Three Months Ended December 31,
	2010	2009

Current – PRC	$614,895	$336,819
Deferred	-	-
Total provision for income taxes	$614,895	$336,819

	For the Six Months Ended December 31,
	2010	2009

Current – PRC	$1,422,030	$585,723
Deferred	-	-
Total provision for income taxes	$1,422,030	$585,723

A reconciliation of the provision for income taxes with amounts determined by applying the statutory income tax rate to income before income taxes is as follows:

	For the Six Months Ended December 31,
	2010	2009
Computed tax @ statutory rate of 25%
($5,519,813*25% and $2,264,069*25% for June 30, 2010
and 2009, respectively)	$1,379,953	$566,017

Entertainment expense add-back	5,202	6,594
Government subsidy income	(11,418)	-
Deductions permitted for salaries paid to physically-challenged employees	(8,774)	(8,202)
Additional deductions permitted for R&D costs	(32,629)	-
Current year losses from PRC subsidiaries	60,663	-
Current year losses from U.S. parent holding company not subject to PRC income taxes	29,033	21,314

Total provision for income taxes
Computed tax @ statutory rate of 25%	$1,422,030	$585,723

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

BEFUT INTERNATIONAL CO., LTD.
Note 18– Income Taxes (continued)

The Company has not paid income taxes for the three months ended September 30, 2010 and 2009 although it has accrued a liability for income tax payable on its balance sheet. To date, the Company has not been granted an extension to pay its income tax obligations, however, the Company intends to commence negotiations with the local tax authorities regarding the availability of tax exemptions relating to the manufacturing of specialty cables and the payment of any remaining income tax obligations after application of available exemptions.  In addition, the Company is applying for the electronic remittance of outstanding tax payments due the local tax bureau, if any.  The Company expects a final determination on this matter and payment of any tax amounts due within two years

Note 19 – Employee Welfare Plan

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

Note 20 – Risk Factors

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

Note 21 – Risk of Concentration and Credit Risk

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

Note 22 – Supplemental Cash Flow Disclosures

The following is supplemental information relating to the consolidated statements of cash flows:

	Six Months Ended December 31,
	2010	2009

Cash paid for interest	$357,993	$137,504
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

BEFUT INTERNATIONAL CO., LTD.
Note 23 – Restatement to Reflect Correction of Accounting Errors

The effect of restatement for 2010 is as follows:

Consolidated Balance Sheets
	December 31,	December 31,	Effect of
	2010	2010	Change
Assets	(Restated)	(Originally)
Current assets:
Cash and cash equivalents	$761,460	$761,460
Restricted cash	3,494,084	3,494,084
Accounts receivable, net of allowance for doubtful
accounts of $85,783 at December 31, 2010,	17,292,392	17,292,392
Inventory	5,234,237	5,234,237
Loans to unrelated parties	1,888,835	1,888,835
Bank loan security deposits	1,089,206	1,089,206
Advance payments	1,521,188	1,929,467	(408,279)
Due from related party	-	-
Other current assets	1,227,666	1,227,666
Total current assets	32,509,068	32,917,347	(408,279)

Property and equipment, net	32,394,534	32,394,534

Other assets:
Intangibles, net	15,485,194	15,485,194
Advance payments – non-current	408,279	-	408,279
Advance payments – Research & Development	2,151,106	2,151,106
Total other assets	18,044,579	17,636,300	408,279

Total assets	$82,948,181	$82,948,181

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$2,770,621	$2,770,621
Trade notes payable	3,034,000	3,034,000
Short-term bank loans	9,086,830	9,086,830
Current portion of long-term bank loans	758,500	758,500
Loans from unrelated parties	2,220,740	2,220,740
Advances from customers	1,007,947	1,007,947
Income taxes payable	3,120,515	3,120,515
Other current liabilities	1,334,564	1,334,564
Total current liabilities	23,333,717	23,333,717

Long-term bank loan	14,108,100	14,108,100

Total liabilities	37,441,817	37,441,817

Equity
Stockholders’ equity:
Common stock, $0.001 par value, 200,000,000 shares authorized,
29,715,640 and 29,715,666 shares issued and outstanding at
December 31, 2010 and June 30, 2010, respectively	29,716	29,716
Additional paid-in capital	21,838,047	21,838,047
Statutory reserves	1,181,189	1,181,189
Retained earnings	17,994,979	17,994,979
Accumulated other comprehensive income	3,447,965	3,447,965
Total stockholders’ equity	44,491,896	44,491,896

Noncontrolling interest	1,014,468	1,014,468

Total equity	45,506,364	45,506,364

Total liabilities and equity	$82,948,181	$82,948,181

The accompanying notes are an integral part of these consolidated financial statements.

BEFUT INTERNATIONAL CO., LTD.
Note 23 – Restatement to Reflect Correction of Accounting Errors (Continued)

Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended December 31, 2010	For the Three Months Ended December 31, 2010	Effect of Change
	(Restated)	(Originally)

Sales	$14,871,164	$14,871,164

Cost of sales	10,954,272	10,954,272

Gross profit	3,916,892	3,916,892

Operating expenses:
Selling expenses	149,643	149,643
General and administrative expenses	1,032,259	1,032,259
Total operating expenses	1,181,902	1,181,902

Income from operations	2,734,990	2,734,990

Other income (expenses):
Government subsidy	180,155	180,155
Interest Income	1,462	-	1,462
Interest expense	(494,852)	(493,390)	(1,462)
Other income (expenses)	107,024	107,024
Total other income (expenses)	(206,211)	(206,211)

Income before provision for income tax	2,528,779	2,528,779

Provision for income tax	614,895	614,895

Net income	1,913,884	1,913,884

Less: Net loss attributable to noncontrolling interest	(22,681)	(22,681)

Net income attributable to BEFUT International Co., Ltd.	1,936,565	1,936,565

Basic earnings per share	$0.07	$0.07
Diluted earnings per share	$0.07	$0.07

Weighted average number of common shares
outstanding:
Basic	29,715,640	29,715,640
Diluted	29,786,677	29,786,677

The accompanying notes are an integral part of these consolidated financial statements.

BEFUT INTERNATIONAL CO., LTD.
Note 23 – Restatement to Reflect Correction of Accounting Errors (Continued)

Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended December 31, 2009	For the Three Months Ended December 31, 2009	Effect of Change
	(Restated)	(Originally)

Sales	$7,126,044	$7,126,044

Cost of sales	5,235,323	5,235,323

Gross profit	1,890,721	1,890,721

Operating expenses:
Selling expenses	14,828	14,828
General and administrative expenses	442,264	442,264
Total operating expenses	457,092	457,092

Income from operations	1,433,629	1,433,629

Other income (expenses):
Government subsidy	304,704	304,704
Interest Income	3,728	-	3,728
Interest expense	(8,923)	(5,195)	(3,728)
Other income (expenses)	(403,138)	(403,138)
Total other income (expenses)	(103,629)	(103,629)

Income before provision for income tax	1,330,000	1,330,000

Provision for income tax	336,819	336,819

Net income	993,181	993,181

Less: Net loss attributable to noncontrolling interest	(963)	(963)

Net income attributable to BEFUT International Co., Ltd.	994,144	994,144

Basic earnings per share	$0.03	$0.03
Diluted earnings per share	$0.03	$0.03

Weighted average number of common shares
outstanding:
Basic	29,511,277	29,511,277
Diluted	30,280,532	30,280,532

The accompanying notes are an integral part of these consolidated financial statements.

BEFUT INTERNATIONAL CO., LTD.
Note 23 – Restatement to Reflect Correction of Accounting Errors (Continued)

Consolidated Statements of Operations
(Unaudited)

	For the Six Months Ended December 31, 2010	For the Six Months Ended December 31, 2010	Effect of Change
	(Restated)	(Originally)

Sales	$30,801,975	$30,801,975

Cost of sales	22,625,032	22,625,032

Gross profit	8,176,943	8,176,943

Operating expenses:
Selling expenses	188,250	188,250
General and administrative expenses	2,043,879	2,043,879
Total operating expenses	2,232,129	2,232,129

Income from operations	5,944,814	5,944,814

Other income (expenses):
Government subsidy	316,642	316,642
Interest Income	9,966	-	9,966
Interest expense	(889,754)	(879,788)	(9,966)
Other income (expenses)	138,145	138,145
Total other income (expenses)	(425,001)	(425,001)

Income before provision for income tax	5,519,813	5,519,813

Provision for income tax	1,422,030	1,422,030

Net income	4,097,783	4,097,783

Less: Net loss attributable to noncontrolling interest	(87,038)	(87,038)

Net income attributable to BEFUT International Co., Ltd.	4,184,821	4,184,821

Basic earnings per share	$0.14	$0.14
Diluted earnings per share	$0.14	$0.14

Weighted average number of common shares
outstanding:
Basic	29,715,640	29,715,640
Diluted	29,771,813	29,771,813

The accompanying notes are an integral part of these consolidated financial statements.

BEFUT INTERNATIONAL CO., LTD.
Note 23 – Restatement to Reflect Correction of Accounting Errors (Continued)

Consolidated Statements of Operations
(Unaudited)

	For the Six Months Ended December 31, 2009	For the Six Months Ended December 31, 2009	Effect of Change
	(Restated)	(Originally)

Sales	$12,609,703	$12,609,703

Cost of sales	9,098,097	9,098,097

Gross profit	3,511,606	3,511,606

Operating expenses:
Selling expenses	36,701	36,701
General and administrative expenses	1,030,549	1,030,549
Total operating expenses	1,067,250	1,067,250

Income from operations	2,444,356	2,444,356

Other income (expenses):
Government subsidy	354,658	354,658
Interest income	3,728	-	3,728
Interest expense	(141,332)	(137,504)	(3,728)
Other income (expenses)	(397,441)	(397,441)
Total other income (expenses)	(180,287)	(180,287)

Income before provision for income tax	2,264,069	2,264,069

Provision for income tax	585,723	585,723

Net income	1,678,346	1,678,346

Less: Net loss attributable to noncontrolling interest	(6,121)	(6,121)

Net income attributable to BEFUT International Co., Ltd.	1,684,467	1,684,467

Basic earnings per share	$0.06	$0.06
Diluted earnings per share	$0.06	$0.06

Weighted average number of common shares
outstanding:
Basic	29,511,277	29,511,277
Diluted	30,280,532	30,280,532

The accompanying notes are an integral part of these consolidated financial statements.

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
 (Unaudited)

Note 23 – Restatement to Reflect Correction of Accounting Errors (Continued)

Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended December 31, 2010	For the Six Months Ended December 31, 2010	Effect of Change
	(Restated)	(Originally)
Cash flows from operating activities:
Net Income	$4,097,783	$4,097,783
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization	1,583,652	1,583,652
Changes in current assets and current liabilities:
Restricted Cash	(2,239,572)	-	(2,239,572)
Accounts receivable	(7,894,969)	(7,894,969)
Inventory	(2,574,960)	(2,574,960)
Advance payments	(1,066,359)	(1,066,359)
Other current assets	(935,345)	(935,345)
Accounts payable and accrued expenses	(176,022)	(176,022)
Trade notes payable	2,983,200	2,983,200
Advances from customers	450,523	450,523
Income taxes payable	1,391,612	1,391,612
Other current liabilities	711,714	711,714
Total adjustments	(7,766,526)	(5,526,954)	(2,239,572)

Net cash provided by (used in) operating activities	(3,668,743)	(1,429,171)	(2,239,572)

Cash flows from investing activities:
Due from related party	478,809	478,809
Additions to property and equipment	(755,610)	(755,610)
Additions to construction in progress	(39,808)	(39,808)
Advance payment for fixed assets	(104,131)	(104,131)
Acquisition of intangible assets	(5,964)	(5,964)
Long-term investment	-	-
Loans to unrelated parties	(789,809)	(789,809)

Net cash used in investing activities	(1,216,513)	(1,216,513)

Cash flows from financing activities:
Restricted cash	-	(2,239,572)	2,239,572
Bank loan security deposits	(26,849)	(26,849)
Loans from unrelated party	1,819,753	1,819,753
Proceeds of short-term bank loans	2,844,524	2,844,524
Repayments of long-term bank loans	(298,320)	(298,320)
Capital contribution from noncontrolling interest for BEFUT Zhong Xing	59,183	59,183

Net cash provided by financing activities	4,398,291	2,158,719	2,239,572

Effect of foreign currency translation on cash	(70,748)	(70,748)

Net increase (decrease) in cash and cash equivalents	(557,713)	(557,713)

Cash and cash equivalents – beginning	1,319,173	1,319,173

Cash and cash equivalents – ending	$761,460	$761,460

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
 (Unaudited)

Note 23 – Restatement to Reflect Correction of Accounting Errors (Continued)

	For the Six Months Ended December 31, 2009	For the Six Months Ended December 31, 2009	Effect of Change
	(Restated)	(Orginally)
Cash flows from operating activities:
Net Income	$1,678,346	$1,678,346
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	718,680	718,680
Changes in current assets and current liabilities:
Restricted Cash	586,000	-	586,000
Accounts receivable	(53,500)	(53,500)
Inventory	(1,000,998)	(1,000,998)
Advance payments	(197,666)	(197,666)
Other current assets	(1,032,681)	(1,032,681)
Accounts payable and accrued expenses	1,637,214	1,637,214
Trade notes payable	(1,173,120)	(1,173,120)
Advances from customers	(174,496)	(174,496)
Income taxes payable	585,724	585,724
Other current liabilities	104,016	104,016
Total adjustments	(827)	(586,827)	586,000

Net cash provided by (used in) operating activities	1,677,519	1,091,519	586,000

Cash flows from investing activities:
Due from related party	-	-
Additions to property and equipment	(1,594,161)	(1,594,161)
Additions to construction in progress	(2,442,107)	(2,442,107)
Advance payment for fixed assets	(8,011,520)	(8,011,520)
Acquisition of intangible assets	(6,452)	(6,452)
Long-term investment	2,933	2,933
Loans to unrelated parties	1,521,543	1,521,543

Net cash used in investing activities	(10,529,764)	(10,529,764)

Cash flows from financing activities:
Restricted cash	-	586,000	(586,000)
Bank loan security deposits	(163,877)	(163,877)
Loans from unrelated party	2,274,251	2,274,251
Proceeds (repayment) of short-term bank loans	(2,786,160)	(2,786,160)
Proceeds (repayment) of long-term bank loans	14,664,000	14,664,000
Capital contribution from noncontrolling interest for BEFUT Zhong Xing	43,992	43,992

Net cash provided by financing activities	14,032,206	14,618,206	(586,000)

Effect of foreign currency translation on cash	(4,369)	(4,369)

Net increase (decrease) in cash and cash equivalents	5,175,592	5,175,592

Cash and cash equivalents – beginning	210,301	210,301

Cash and cash equivalents – ending	$5,385,893	$5,385,893

Consolidated Statements of Cash Flows
Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Gross Profit

Gross profit for the quarter ended December 31, 2010 was $3,916,892, representing an increase of $2,026,171, or 107%, as compared to the three months ended December 31, 2009. Gross profit as a percentage of sales was 26.34% for the three months ended December 31, 2010, which was not materially different from gross profit percentage at December 31, 2009.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of salaries and bonuses for sales personnel, advertising and promotion expenses, freight charges, related compensation and professional fees and amortization expenses. Selling expenses were $149,643 in the three months ended December 31, 2010, as compared to $14,828 in the three months ended December 31, 2009, representing an increase of $134,815, or 909.19%. General and administrative expenses were $1,032,259 for the three months ended December 31, 2010, representing an increase of $589,995, or 133.40%, as compared to $442,264 in the three months ended December 31, 2009.  The increase of general and administrative expenses was mainly due to the increase in expenses from salary, depreciation and expenses from Dalian Yuansheng and WFOE.

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

Interest Expense

Interest expense was $494,852  for the three months ended December 31, 2010, representing an increase of $485,929, or 5,445.80%, as compared to $8,923 for the three months ended December 31, 2009.  This increase was due to the increase of our total bank loans, proceeds of which were used for working capital and our Phase I Changxing facility.

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

Cost of Sales

Cost of sales is primarily comprised of the cost of raw materials used in the production of our cable products, direct labor and manufacturing overhead expenses. Our cost of sales for the six months ended December 31, 2010 was $22,625,032, representing an increase of $13,526,935, or 148.68%, as compared to $9,098,097 in the six months ended December 31, 2009.  Our cost of sales increased at a higher rate than our sales because we produced a lower percentage of specialty cable, which typically has higher gross margins, than in the prior period.

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

Interest Expenses

Interest expense was $889,754  for the six months ended December 31, 2010, an increase of $748,422, or 529.9%, as compared to $141,232 for the six months ended December 31, 2009. This increase is due to the increase in borrowings under our bank loans.

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

Liquidity and Capital Resources

Selected Measures of Liquidity and Capital Resources

The following table sets forth certain relevant measures regarding our liquidity and capital resources:

(dollars in thousands, except ratios)	December 31, 2010	June 30, 2010

Cash and cash equivalents and restricted cash	$4,256	$2,500

Working capital	$9,175	$4,833

Ratio of current assets to current liabilities	1.4:1	1.4 :1

Our approximately $4.4 million increase in working capital from June 30, 2010 to December 31, 2010 was primarily due to the increase of $14.7 million of current assets and the increase of  $10.4 million of current liabilities. The increase of current assets mainly includes the increase of $1.8 million of cash, cash equivalents and restricted cash, the increase of $8.0 million of account receivables and the increase of $2.7 million of inventory. The increase of current liabilities mainly includes the increase of $3 million of trade notes payable, the increase of $3 million of short term bank loans, the increase of $1.8 million of loans from unrelated parties, and the increase of $1.5 million of income tax payable.

Cash Flows

We had a net decrease of $557,713 in cash and cash equivalents from June 30, 2010 to December 31, 2010, as compared to a net increase of $5,175,592 from June 30, 2009 to December 31, 2009, respectively. The following table summarizes such changes:

	For the six months ended
(dollars in thousands)	December 31, 2010	December 31, 2009
Net cash provided by (used in) operating activities	$(3,669)	$1,678
Net cash used in investing activities	$(1,217)	$(10,530)
Net cash provided by financing activities	$4,398	$14,032
Net increase (decrease) in cash, cash equivalents	$(558)	$5,176

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

Operating Activities

During the six months ended December 31, 2010, net cash used in operating activities was $3,668,743, a decrease of $5,346,262, or 318.7%, as compared to net cash of $1,677,519 provided by operating activities during the six months ended December 31, 2009. The decrease in net cash of approximately $2.5 million was mainly due to the increase of net income of $2.4 million, the increase of account receivables of $7.8 million, the increase in inventory of $1.6 million and the increase of trade notes payable of $4.2 million.

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

Financing Activities

During the six months ended December 31, 2010, net cash provided by financing activities was $4,398,291, representing a decrease of $9,633,915, or 68.66%, as compared to net cash of $14,032,206 provided by financing activities during the six months ended December 31, 2009. We significantly reduced our financing activities with the completion of our Phase I Changxing Island facility.

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

Accounts Receivable

The balance of our accounts receivable was $17,292,392, net of allowance for doubtful accounts of $85,783, as of December 31, 2010, as compared to $9,292,310, net of allowance for doubtful accounts of $83,295, as of June 30, 2010. The average age of receivables for the last twelve months ended December 31, 2010 was 94 days, compared to 103 days for the fiscal year ended June 30, 2010. The Company’s sales strategy has shifted to large customers since the Company moved its manufacturing operations to its Changxing Island facility. As a result, the credit terms are longer for large customers, such as China National Petroleum Corporation. As at December 31, 2010, the balance for accounts receivable with the aging of more than one year was approximately $80,480. The Company believes the allowance for doubtful accounts was adequate.

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

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based on their evaluation, in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 as originally filed with the SEC on February 14, 2011, our Chief Executive Officer and Chief Financial Officer each concluded that, as of December 31, 2010, our disclosure controls and procedures were effective.

However, in connection with the preparation of our responses to comments received from the SEC, we identified certain reporting errors and omissions in our previously issued financial statements.  We subsequently determined that a restatement was required for our consolidated financial statements for the quarter ended December 31, 2010.  As a result of the foregoing, management determined that a material weakness existed with respect to our financial reporting.  This weakness was a result of our insufficient disclosure of certain required information by inexperienced staff, which required the restatement of our consolidated financial statements as of and for the quarter ended December 31, 2010.

As a result of the material weakness identified with respect to our financial reporting, our Chief Executive Officer and Chief Financial Officer have reevaluated our disclosure controls and procedures and have concluded that our disclosure controls and procedures were not effective as of December 31, 2010. As of the date of this amended report on Form 10-Q/A, we are undertaking steps to correct the aforementioned material weakness by:

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

Changes in Internal Control Over Financial Reporting

In our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, our Chief Executive Officer and Chief Financial Officer concluded that under the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our internal control over financial reporting was effective. However, due to the restatement of our financial statements for the year ended June 30, 2010, for the quarter ended September 30, 2010 and for the quarter ended December 31, 2010, as described above, our Chief Executive Officer and Chief Financial Officer reassessed that conclusion and determined that there existed a material weakness in our internal controls over financial reporting as of December 31, 2010.  Management has determined that the design and operation of internal control over financial reporting that we had in place at December 31, 2010 was not effective to allow our management, employees and consultants, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely and reasonable basis. That material weakness was due to our short staffing of accounting professionals with sufficient knowledge of US GAAP and relevant disclosure requirements.

Because we were not aware of this material weakness until after the quarter ended March 31, 2011, there was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  As of the date of this amended report on Form 10-Q/A, we are undertaking the aforementioned steps to remediate the weakness in our internal controls over financial reporting,

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