Form 10-Q/A
period 2011-03-31
BEFUT International Co., Ltd.
filed 2011-09-16
CIK 1328888

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

(011) 86-411-8367-8755 (China)
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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Amended 10-Q”) of BEFUT International Co., Ltd. (the “Company”) amends the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed with the Securities and Exchange Commission (the “SEC”) on May 13, 2011 (the “Original 10-Q”).  In connection with the preparation of its responses to comments received from the SEC, the Company identified certain reporting errors and omissions in the Original 10-Q and in its previously issued financial statements, some of which the Company considers material.  The Amended 10-Q is being filed to amend the Original 10-Q as follows:

•
Reclassify certain line items in the Consolidated Statement of Cash Flows resulting in changes from net cash used in operating activities of $3,498,910 to $4,252,955 for the nine months ended March 31, 2011 and from $4,342,710 to $3,756,710 for the nine months ended March 31, 2010, and changes from net cash provided by financing activities of $5,122,800 to $5,876,845 for the nine months ended March 31, 2011 and from $9,422,526 to $8,836,526 for the nine months ended March 31, 2010;

•	Revise “Note 5 – Loans to Unrelated Parties” to identify the unrelated parties;

•	Revise “Note 11 – Short-Term Bank Loans” to include average annual interest rate;

•	Revise “Note 12 – Loans From Unrelated Parties” to include information regarding maturity date and financial or non-financial covenants associated with these loans;

•	Revise “Note 13 – Long-Term Bank Loans” to include average annual interest rate;

•	Revise “Note 22 – Disposal of A Subsidiary – Dalian Marine” to more clearly indicate the business purpose surrounding the sale of Dalian Marine;

•	Add a footnote for Restatement to Reflect Correction of Accounting Errors.

•	Add the words “Restated”, as applicable, to column headings of certain financial tables for the three months ended March 31, 2011 and 2010

•
Amend and restate, in its entirety, Item 4. “Controls and Procedures,” due to the errors and omissions in the Company’s financial statements, to state that the Company had material weaknesses in its disclosure controls and procedures and internal control over financial reporting at March 31, 2011.

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

BEFUT INTERNATIONAL CO., LTD.

RESTATED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011 AND 2010

Consolidated Balance Sheets
	March 31,	June 30,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$446,658	$1,319,173
Restricted cash	1,991,245	1,181,095
Accounts receivable, net of allowance for doubtful accounts of $86,349	16,279,594	9,292,310
and $83,295 at March 31, 2011, and June 30, 2010, respectively
Inventory	5,799,198	2,543,789
Trade notes receivable	669,290	-
Loans to unrelated parties	5,668,683	1,054,090
Bank loan security deposits	1,210,911	1,031,100
Advance payments for inventory	1,132,694	399,868
Due from related party	-	472,838
Other current assets	1,037,503	521,739
Total current assets	34,235,776	17,816,002

Property and equipment, net	32,250,107	31,618,074

Other assets:
Intangibles, net	15,255,499	15,669,375
Advance payments for property and equipment	274,690	293,605
Advance payments – Research & Development	2,165,286	2,088,714
Total other assets	17,695,475	18,051,694

Total assets	$84,181,358	$67,485,770

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$2,827,356	$3,119,646
Short-term bank loans	11,437,230	6,039,300
Current portion of long-term bank loans	763,500	294,600
Loans from unrelated parties	1,591,600	370,000
Advances from customers	2,460,833	533,806
Income taxes payable	3,502,071	1,655,747
Other current liabilities	1,185,812	969,787
Total current liabilities	23,768,402	12,982,886

Long-term bank loan	14,201,100	14,435,400

Total liabilities	37,969,502	27,418,286

Equity
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized,	-	-
no shares issued or outstanding
Common stock, $0.001 par value, 200,000,000 shares authorized,
29,715,640 and 29,715,666 shares issued and outstanding at
December 31, 2010 and June 30, 2010, respectively	29,716	29,716
Additional paid-in capital	21,838,047	21,838,047
Statutory reserves	1,181,189	1,181,189
Retained earnings	18,818,441	13,810,157
Accumulated other comprehensive income	3,727,290	2,166,533
Total stockholders’ equity	45,594,683	39,025,642

Noncontrolling interest	617,173	1,041,842

Total equity	46,211,856	40,067,484

Total liabilities and equity	$84,181,358	$67,485,770

BEFUT INTERNATIONAL CO., LTD.

Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Sales	$9,443,346	$6,708,410	$40,245,320	$19,318,113

Cost of sales	6,945,831	5,002,973	29,570,863	14,101,070

Gross profit	2,497,515	1,705,437	10,674,457	5,217,043

Operating expenses:
Selling expenses	146,144	11,300	334,393	48,001
General and administrative expenses	983,787	731,346	2,999,048	1,761,895
Total operating expenses	1,129,931	742,646	3,333,441	1,809,896

Income from operations	1,367,584	962,791	7,341,016	3,407,147

Other income (expenses):
Government subsidy income	84,352	331,138	251,834	685,796
Interest income	1,585	2,113	11,532	5,841
Interest expense	(434,063)	(361,680)	(1,159,430)	(502,912)
Other income (expenses)	(19,152)	2,930	(45,334)	(394,511)
Total other income (expenses)	(367,278)	(25,499)	(941,398)	(205,786)

Income from continuing operations before provision for income tax	1,000,306	937,292	6,399,618	3,201,361

Provision for income tax	364,396	306,698	1,786,426	892,421

Income from continuing operations, net of tax	635,910	630,594	4,613,192	2,308,940

Discontinued operations:
Income from operations of discontinued subsidiary (including gain on disposal of $99,148 in 2011)	171,644	-	292,146	-
Provision for income tax	24,787	-	24,787	-
Income from discontinued operations, net of tax	146,857	-	267,359	-

Net income	782,767	630,594	4,880,551	2,308,940

Less: net loss attributable to noncontrolling interest	(24,547)	(61,016)	(127,732)	(67,137)

Net income attributable to BEFUT	$807,314	$691,610	$5,008,283	$2,376,077

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

BEFUT INTERNATIONAL CO., LTD.

Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	March 31,
	2011	2010
	(Restated)	(Restated)
Cash flows from operating activities:
Net Income	$4,880,551	$2,308,940
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,373,398	1,087,427
Changes in current assets and current liabilities:
Restricted cash	(754,045)	586,000
Accounts receivable	(6,831,456)	(4,510,985)
Inventory	(3,113,702)	(743,916)
Trade notes receivable	(647,603)	-
Advance payments for inventory	(664,108)	(7,726,696)
Advance payment - R&D	-	155,438
Other current assets	(3,327,626)	(815,103)
Accounts payable and accrued expenses	(203,318)	5,871,576
Trade notes payable	-	(1,173,120)
Advances from customers	1,875,604	290,209
Income taxes payable	1,755,806	892,421
Other taxes payable	(183,770)	(37,983)
Other current liabilities	587,314	59,082
Total adjustments	(9,133,506)	(6,065,650)

Net cash used in operating activities	(4,252,955)	(3,756,710)

Cash flows from investing activities:
Loans to unrelated parties	(4,499,535)	1,234,288
Due from related party	481,987	-
Advance payments for property and equipment	29,183	(642,672)
Additions to property and equipment	(866,358)	(2,016,175)
Additions to construction in progress	(40,072)	(2,450,795)
Acquisition of intangible assets	(6,004)	(6,453)
Gain on disposal of a subsidiary – Dalian Marine, net of cash	2,465,957	-
Long-term investment	-	2,933

Net cash used in investing activities	(2,434,842)	(3,878,874)

Cash flows from financing activities:
Bank loan security deposits	(139,640)	(681,876)
Proceeds of short-term bank loans	11,391,555	5,279,040
Repayment of short-term bank loans	(6,275,970)	(8,065,200)
Convertible notes payable	-	(370,000)
Loans from unrelated parties	1,201,200	2,708,908
Proceeds (repayment) of long-term bank loans	(300,300)	9,188,462
Capital contribution from noncontrolling interest for BEFUT Zhong Xing	-	777,192

Net cash provided by financing activities	5,876,845	8,836,526

Effect of foreign currency translation on cash	(61,563)	4,314

Net increase (decrease) in cash and cash equivalents	(872,515)	1,205,256

Cash and cash equivalents – beginning	1,319,173	210,301

Cash and cash equivalents – ending	$446,658	$1,415,557

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

On July 1, 2009, Dalian Befut, our captive manufacturer, formed a joint venture under the laws of the PRC, Dalian Befut Zhong Xing Switch Co., Ltd. (“Befut Zhong Xing”), with pre-registered capital of RMB1,000,000 (approximately $147,000). Dalian Befut invested RMB700,000 (approximately $103,000) for its 70% equity interest in Befut Zhong Xing. In January, 2010, Dalian Befut increased its investment capital to RMB14.7 (approximately $2 million) million with a transfer of intangible assets to Befut Zhong Xing on January 1, 2010 and raised its equity ownership percentage in Befut Zhong Xing to 73.5%. Befut Zhong Xing manufactures switch appliances, including high/low voltage distribution cabinet switches and crane electronic control switches.  The noncontrolling interest also increased its equity investment by contributing additional cash of RMB5,000,000 (approximately $733,350).  There were no equity transactions (purchasing or selling the controlling interest) between the Company and the noncontrolling interest shareholders for the quarter ended March 31, 2011.

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

Note 5– Loans to Unrelated Parties

As of March 31, 2011, the Company had outstanding loans to unrelated parties in the aggregate amount of $5,668,683, consisting of $5,126,980 to Dalian Haide Electric Power Equipment Co., Ltd., a research and development partner of the Company (“Dalian Haide”) and $541,703 to Dalian Chenglian Electrical Installation Engineering Co., Ltd., a customer of the Company (“Dalian Chenglian”). These loans are made to primarily fund working capital requirements and are payable on demand. In addition, the loans are unsecured and non-interest bearing.

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

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
 (Unaudited)

Note 10 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of March 31, 2011 and June 30, 2010 consist of the following:

	March 31,	June 30,
	2011	2010

Accounts payable	$2,745,585	$3,009,646
Accrued expenses	81,771	110,000
Total	$2,827,356	$3,119,646

The carrying value of accounts payable and accrued expenses approximate their fair values due to the short-term nature of these obligations.

Note 11 – Short-Term Bank Loans

Short-term bank loans consist of the following:

	March 31,	June 30,
	2011	2010
On September 16, 2009, the Company obtained a loan from Harbin Bank, the principal and accrued interest of which was paid in full by September 15, 2010. The interest was calculated using an annual fixed interest rate of 6.372% and paid monthly. The loan was secured by the Company’s property and equipment.	$-	$2,946,000

On October 30, 2009, the Company obtained a loan from Bank of Dalian, the principal and accrued interest of which was paid in full by October 29, 2010. The interest was calculated using an annual fixed interest rate of 6.903% and paid monthly. The loan was guaranteed by Dalian Fangyuan Financial Guarantee Co., Ltd., an unaffiliated third party.	$-	$2,356,800

On June 25, 2010, the Company obtained a loan from the Bank of East Asia, the principal and accrued interest of which was paid in full by December 25, 2010. The interest was calculated using an annual fixed interest rate of 6.318% and paid monthly. The loan was guaranteed by the Company’s accounts receivables.	$-	$736,500

On September 14, 2010, the Company obtained a loan from Harbin Bank with a maturity date of September 13, 2011. The interest is paid monthly at a variable rate equal to 30% per annum above the floating base interest for loans of the same term issued by the People’s Bank of China, the PRC’s central bank. The average annual interest rate for the three months ended March 31, 2011 was approximately 7.73%. The loan is secured by the Company’s property and equipment.	$3,054,000	$-

On October 21, 2010, the Company obtained a loan from the Dalian Economic Development Zone Xinhui Town Bank with a maturity date of October 20, 2011. The interest is paid monthly at a variable rate equal to 50% per annum above the floating base interest for loans of the same term issued by the People’s Bank of China. The average annual interest rate for the three months ended March 31, 2011 was approximately 8.92%. The loan is secured by the Company’s inventory.	$1,511,730	$-

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
 (Unaudited)

Note 11 – Short-Term Bank Loans (continued)

On November 11, 2010, the Company obtained a loan from the Bank of Dalian with a maturity date of November 10, 2011. The interest is paid monthly at a variable rate equal to 30% per annum above the floating base interest for loans of the same term issued by the People’s Bank of China. The average annual interest rate for the three months ended March 31, 2011 was approximately 7.73%. The loan is guaranteed by Dalian Zhongdingxin Investment Guarantee Co., Ltd., an unaffiliated third party.	$1,527,000	$-

On November 23, 2010, the Company obtained a loan from the Bank of Dalian with a maturity date of November 22, 2011. The interest is paid monthly at a variable rate equal to 10% per annum above the floating base interest for loans of the same term issued by the People’s Bank of China. The average annual interest rate for the three months ended March 31, 2011 was approximately 6.54%. The loan is guaranteed by Dalian Tiansi Joint Guarantee Co., Ltd., an unaffiliated third party.	$1,527,000	$-

On December 30, 2010, the Company obtained a loan from the Bank of East Asia with a maturity date of June 30, 2011. The interest is paid monthly at a variable rate equal to 30% per annum above the floating base interest for loans of the same term issued by the People’s Bank of China. The average annual interest rate for the three months ended March 31, 2011 was approximately 7.14%. The loan is secured by the Company’s accounts receivables.	$1,527,000	$-

On January 10, 2011, the Company obtained a loan from the Bank of East Asia with a maturity date of July 10, 2011. The interest is paid monthly at a variable rate equal to 30% per annum above the floating base interest for loans of the same term issued by the People’s Bank of China. The average annual interest rate for the three months ended March 31, 2011 was approximately 7.14%. The loan is secured by the Company’s accounts receivables.	$2,290,500	$-

Total	$11,437,230	$6,039,300

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
On November 2, 2009, Dalian Befut entered into a Loan Agreement with the PRC National Development Bank Joint Equity Corporation (“NDB”) pursuant to which Dalian Befut borrowed RMB100,000,000 (approximately $14,670,000) from NDB (the “Loan”), The term of the Loan is seven years, with a maturity date of November 1, 2016. The interest rate is a variable rate equal to 5% per annum above the floating base interest for loans of the same term promulgated by the People’s Bank of China. The average annual interest rate for the three months ended March 31, 2011 was approximately 6.84%. The Loan was designated to finance the construction of Dalian Befut’s planned specialty cable production lines with a production capacity of 4,000 KM. The Loan was secured by, among other liens, a first priority lien on Dalian Befut’s land use right and its building property ownership and guaranteed by, among other guarantees, Mr. Hongbo Cao and Mr. Tingmin Li, Dalian BEFUT’s two major shareholders.
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

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
 (Unaudited)

Note 21 – Supplemental Cash Flow Disclosures

The following is supplemental information relating to the consolidated statements of cash flows:

	Nine Months Ended March 31,
	2011	2010

Cash paid for interest	$1,137,798	$497,071
Cash paid for income taxes	$-	$-

Note 22 – Disposal of A Subsidiary – Dalian Marine

On February 21, 2011, the stockholders of Dalian Befut determined to sell Dalian Befut’s 86.6% equity interests in Dalian Marine Co. (“Dalian Marine”), an entity qualified to manufacture marine cables, as the result of recurring operating losses at Dalian Marine.  Dalian Marine has not conducted operating activities since its inception in April 2006, and, as a result, had incurred annual losses arising from its general and administrative expenses until it received governmental subsidies in 2010 totaling RMB 1.5 million.

On February 25, 2011, Dalian Befut completed the sale of its 86.6% equity interest to Mr. Fansheng Li, a noncontrolling shareholder of Dalian Marine prior to the sale and a non-affiliate of Dalian Befut and the Company, for $2,644,764 (RMB 17,320,000) in cash.  In connection with the sale, Dalian Marine transferred to WFOE the applicable certifications required to produce marine cables in order for WFOE to be eligible to manufacture marine cables. Notwithstanding the transfer of certifications, the purchaser, as the new majority shareholder of Dalian Marine, is able to obtain, pursuant to current industry policy in the PRC, new certificates for the manufacture of marine cables and/or wires from the relevant government(s) within a shorter time frame as compared to forming a new entity for the same purpose. The assets of Dalian Marine Co. as of the date of disposal consisted primarily of a $3 million receivable from Dalian Befut for the payment made by Dalian Marine on behalf of Dalian Befut for the purchase of the manufacturing facilities used by Dalian Befut; cash of approximately RMB17.8 million (approximately $2.7 million)  representing the registered capital of Dalian Marine; and  income in the  aggregate amount of RMB 1.5 million (approximately $231,900) for the three and nine months ended March 31, 2011, which was mainly comprised of the governmental subsidies received from two local governmental bureaus for research and development activities with respect to new cable and wire products.

The Company does not expect Dalian Befut’s sale of its entire equity interest in Dalian Marine to have any material impact on the Company’s financial position and operating results as Dalian Marine did not conduct any manufacturing activities. Further, Dalian Befut will continue to be WFOE’s OEM manufacturer and WFOE will be authorized to manufacture marine cable for the Company. The Company recognized a gain of $99,148 on the disposal of Dalian Marine. Such income was treated as an unusual item since it is deemed to be unusual in nature or would be infrequent in occurrence.

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
 (Unaudited)

Note 23 – Restatement to Reflect Correction of Accounting Errors

The effect of restatement is as follows:

Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended March 31, 2011	For the Nine Months Ended March 31, 2011	Effect of Change
	(Restated)	(Originally)
Cash flows from operating activities:
Net Income	$4,880,551	$4,880,551
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	2,373,398	2,373,398
Changes in current assets and current liabilities:
Restricted cash	(754,045)	-	(754,045)
Accounts receivable	(6,831,456)	(6,831,456)
Inventory	(3,113,702)	(3,113,702)
Trade notes receivable	(647,603)	(647,603)
Advance payments for inventory	(664,108)	(664,108)
Advance payment - R&D	-	-
Other current assets	(3,327,626)	(3,327,626)
Accounts payable and accrued expenses	(203,318)	(203,318)
Trade notes payable	-	-
Advances from customers	1,875,604	1,875,604
Income taxes payable	1,755,806	1,755,806
Other taxes payable	(183,770)	(183,770)
Other current liabilities	587,314	587,314
Total adjustments	(9,133,506)	(8,379,461)	(754,045)

Net cash used in operating activities	(4,252,955)	(3,498,910)	(754,045)

Cash flows from investing activities:
Loans to unrelated parties	(4,499,535)	(4,499,535)
Due from related party	481,987	481,987
Advance payments for property and equipment	29,183	29,183
Additions to property and equipment	(866,358)	(866,358)
Additions to construction in progress	(40,072)	(40,072)
Acquisition of intangible assets	(6,004)	(6,004)
Gain on disposal of a subsidiary – Dalian Marine, net of cash	2,465,957	2,465,957
Long-term investment	-	-

Net cash used in investing activities	(2,434,842)	(2,434,842)

Cash flows from financing activities:
Restricted cash	-	(754,045)	754,045
Bank loan security deposits	(139,640)	(139,640)
Proceeds of short-term bank loans	11,391,555	5,115,585	6,275,970
Repayment of short-term bank loans	(6,275,970)	-	(6,275,970)
Convertible notes payable	-	-
Loans from unrelated parties	1,201,200	1,201,200
Proceeds (repayment) of long-term bank loans	(300,300)	(300,300)
Capital contribution from noncontrolling interest for BEFUT Zhong Xing	-	-

Net cash provided by financing activities	5,876,845	5,122,800	754,045

Effect of foreign currency translation on cash	(61,563)	(61,563)

Net increase (decrease) in cash and cash equivalents	(872,515)	(872,515)

Cash and cash equivalents – beginning	1,319,173	1,319,173

Cash and cash equivalents – ending	$446,658	$446,658

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
 (Unaudited)

Note 23 – Restatement to Reflect Correction of Accounting Errors (Continued)

	For the Nine Months Ended March 31, 2010	For the Nine Months Ended March 31, 2010	Effect of Change
	(Restated)	(Originally)
Cash flows from operating activities:
Net Income	$2,308,940	$2,308,940
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	1,087,427	1,087,427
Changes in current assets and current liabilities:
Restricted cash	586,000	-	586,000
Accounts receivable	(4,510,985)	(4,510,985)
Inventory	(743,916)	(743,916)
Trade notes receivable	-	-
Advance payments for inventory	(7,726,696)	(7,726,696)
Advance payment - R&D	155,438	155,438
Other current assets	(815,103)	(815,103)
Accounts payable and accrued expenses	5,871,576	5,871,576
Trade notes payable	(1,173,120)	(1,173,120)
Advances from customers	290,209	290,209
Income taxes payable	892,421	892,421
Other taxes payable	(37,983)	(37,983)
Other current liabilities	59,082	59,082
Total adjustments	(6,065,650)	(6,651,650)	586,000

Net cash used in operating activities	(3,756,710)	(4,342,710)	586,000

Cash flows from investing activities:
Loans to unrelated parties	1,234,288	1,234,288
Due from related party	-	-
Advance payments for property and equipment	(642,672)	(642,672)
Additions to property and equipment	(2,016,175)	(2,016,175)
Additions to construction in progress	(2,450,795)	(2,450,795)
Acquisition of intangible assets	(6,453)	(6,453)
Gain on disposal of a subsidiary – Dalian Marine, net of cash	-	-
Long-term investment	2,933	2,933

Net cash used in investing activities	(3,878,874)	(3,878,874)

Cash flows from financing activities:
Restricted cash	-	586,000	(586,000)
Bank loan security deposits	(681,876)	(681,876)
Proceeds of short-term bank loans	5,279,040	-	5,279,040
Repayment of short-term bank loans	(8,065,200)	(2,786,160)	(5,279,040)
Convertible notes payable	(370,000)	(370,000)
Loans from unrelated parties	2,708,908	2,708,908
Proceeds (repayment) of long-term bank loans	9,188,462	9,188,462
Capital contribution from noncontrolling interest for BEFUT Zhong Xing	777,192	777,192

Net cash provided by financing activities	8,836,526	9,422,526	(586,000)

Effect of foreign currency translation on cash	4,314	4,314

Net increase (decrease) in cash and cash equivalents	1,205,256	1,205,256

Cash and cash equivalents – beginning	210,301	210,301

Cash and cash equivalents – ending	$1,415,557	$1,415,557

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Unless the context indicates otherwise, as used in the following discussion, the words “Company”, “we,” “us,” and “our,” each refer to (i) BEFUT International Co., Ltd. (f/k/a Frezer, Inc.), a corporation incorporated in the State of Nevada; (ii) BEFUT Corporation, a corporation incorporated in the State of Nevada and a wholly owned subsidiary of the Company (“Befut Nevada”); (ii) Hongkong BEFUT Co., Ltd. (“Befut Hongkong”), a wholly-owned subsidiary of Befut Nevada, incorporated under the laws of Hong Kong; (iii) Befut Electric (Dalian) Co., Ltd. (“WFOE”), a corporation incorporated under the laws of the People’s Republic of China (the “PRC”), and a wholly-owned subsidiary of Befut Hongkong; (vi) Dalian Befut Wire and Cable Manufacturing Co., Ltd. (“Dalian Befut”), a corporation incorporated under the laws of the PRC, which is a captive manufacturer of WFOE pursuant to a series of contractual agreements; (vii) Dalian Marine Cable Co., Ltd. (“Befut Marine”), a corporation incorporated under the laws of the PRC, which was 86.6% owned by Dalian Befut as of February 25, 2011; (viii) Dalian Befut Zhong Xing Switch Co., Ltd. (“Befut Zhong Xing”), a corporation incorporated under the laws of the PRC, and that is 73.5% owned by Dalian Befut; and (ix) Dalian Yuansheng Technology Co., Ltd. (“Dalian Yuansheng”), a corporation incorporated under the laws of the PRC, and that is 93.3% owned by Dalian Befut.

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

Recent Development

On February 25, 2011, Dalian Befut sold its entire 86.6% equity interest in Befut Marine, a company engaged in the marketing and production of marine cables, to Mr. Fansheng Li, a noncontrolling shareholder of Befut Marine, for RMB 17,320,000 (approximately $2.67 million) in cash.  As part of the transaction, the applicable certifications required for producing marine cables that were held by Befut Marine were transferred to WFOE.  Dalian Befut, as the captive manufacturer for WFOE, will manufacture marine cable for the Company in accordance with the Manufacturing Agreement.  As a result, the Company has determined that Dalian Befut’s sale of its entire equity interest in Befut Marine does not have any material adverse effect on the Company’s operation, business and financial position.

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

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of salaries and bonuses for sales personnel, advertising and promotion expenses, freight charges, related compensation and professional fees, and amortization expenses. Selling expenses were $334,393 in the nine months ended March 31, 2011, as compared to $48,001 in the nine months ended March 31, 2010, representing an increase of $286,392, or 597%. The increase in selling expenses was mainly due to the increase in transportation expenses, entertainment expenses and travel expenses, which in line with the increase in our sales. General and administrative expenses were $2,999,048 for the nine months ended March 31, 2011, an increase of $1,237,153, or 70%, as compared to the nine months ended March 31, 2010. The increase of general and administrative expenses was mainly due to the increase in expenses from Dalian Yuansheng, Befut Zhong Xing and WFOE for approximately $420,000, $170,000 and $360,000, respectively, compared to the same period in 2010. Dalian Yuansheng, in which the Company acquired its equity interests in July 2010, had general and administrative expenses comprised mainly of salary, social insurance, new product inspections and transportation expenses. The increased expenses from Befut Zhong Xing was mainly due to the increase in transportation expenses and entertainment expenses. The increased expenses from WFOE was mainly due to the manufacturing overhead recorded as general and administrative expense instead of cost of sales since WFOE did not generate any sales in January and February of 2011 and also the increases in salary and social insurance.

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

Provision for income taxes was $1,786,426 for the nine months ended March 31, 2011, an increase of $894,005, or 100%, as compared to $892,421 for the nine months ended March 31, 2010.

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

Cash Flows

We had a net decrease of $872,515 in cash and cash equivalents from June 30, 2010 to March 31, 2011, as compared to a net increase of $1,205,256 from June 30, 2009 to March 31, 2010, respectively. The following table summarizes such changes:

	For the nine months ended
	March 31, 2011	March 31, 2010
Net cash used in operating activities	$(4,252,955)	$(3,756,710)
Net cash used in investing activities	$(2,434,842)	$(3,878,874)
Net cash used in financing activities	$5,876,845	$8,836,526
Net increase (decrease) in cash, cash equivalents	$(872,515)	$1,205,256

Operating Activities

           We used net cash of $4,252,955 for our operating activities in the nine months ended March 31, 2011, representing a decrease of $496,245, or 13.2%, as compared net cash of $3,756,710 used in the nine months ended March 31, 2010. Although the net income for the nine months ended March 31, 2011 was $4,880,551, representing a significant increase of $2,571,611, or 111%, as compared to net income of $2,308,940 for the nine months ended March 31, 2010, we still used net cash of $4,252,955 for our operating activities. The negative operating cash flow was primarily due to the increase of accounts receivable and inventory that we incurred as a result of significantly higher sales, as described earlier. The increase of approximately $2.4 million of inventory was mainly due to the increase of raw materials and finished goods in our expanded manufacturing operations.

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

Financing Activities

           The net cash provided by our financing activities in the nine months ended March 31, 2011 was $5,876,845, representing a decrease of 2,959,681, or 33%, as compared to $8,836,526 of net cash used in the nine months ended March 31, 2010. The decrease was mainly due to approximately $1.6 million less in long and short term bank loans and approximately $1.5 million less in borrowings from unrelated parties in the nine months ended March 31, 2011, as compared in the nine months ended March 31, 2010. Approximately $5.1 million in cash provided by financing activities was primarily from additional short term bank loans obtained during the period.

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

Accounts Receivable

           The balance of our accounts receivable was $16,279,594, net of allowance for doubtful accounts of $86,349, as of March 31, 2011, as compared to $9,292,310, net of allowance for doubtful accounts of $83,295, as of June 30, 2010. The days’ sales in receivables for the last twelve months ended March 31, 2011 were 101 days, compared to 103 days for the fiscal year ended June 30, 2010.  The Company’s sales strategy has shifted to large customers since the Company moved its manufacturing operations to its Changxing Island facility. As a result, the credit terms are longer for large customers, such as China National Petroleum Corporation. As at March 31, 2011, the balance for accounts receivable with the aging of more than one year was approximately $193,857. The Company believes the allowance for doubtful accounts was adequate.

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

Critical Accounting Policies and Use of Estimates

Management's discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”). Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See Note 2 to our consolidated financial statements, “Summary of Significant Accounting Policies.” We believe that the following paragraphs reflect the more critical accounting policies that currently affect our financial condition and results of operations.

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

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based on their evaluation, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 as originally filed with the SEC on May 13, 2011, our Chief Executive Officer and Chief Financial Officer each concluded that, as of March 31, 2011, our disclosure controls and procedures were effective.

However, in connection with the preparation of our responses to comments received from the SEC, we identified certain reporting errors and omissions in our previously issued financial statements.  We subsequently determined that a restatement was required for our consolidated financial statements for the quarter ended March 31, 2011.  As a result of the foregoing, management determined that a material weakness existed with respect to our financial reporting.  This weakness was a result of our insufficient disclosure of certain required information by inexperienced staff, which required the restatement of our consolidated financial statements as of and for the quarter ended March 31, 2011.

As a result of the material weakness identified with respect to our financial reporting, our Chief Executive Officer and Chief Financial Officer have reevaluated our disclosure controls and procedures and have concluded that our disclosure controls and procedures were not effective as of March 31, 2011. As of the date of this amended report on Form 10-Q/A, we are undertaking steps to correct the aforementioned material weakness by:

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

Changes in Internal Control Over Financial Reporting

In our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, our Chief Executive Officer and Chief Financial Officer concluded that under the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our internal control over financial reporting was effective. However, due to the restatement of our financial statements for the year ended June 30, 2010, for the quarter ended September 30, 2010, for the quarter ended December 31, 2010 and for the quarter ended March 31, 2011 as described above, our Chief Executive Officer and Chief Financial Officer reassessed that conclusion and determined that there existed a material weakness in our internal controls over financial reporting as of March 31, 2011. Management has determined that the design and operation of internal control over financial reporting that we had in place at December 31, 2010 was not effective to allow our management, employees and consultants, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely and reasonable basis. That material weakness was due to our short staffing of accounting professionals with sufficient knowledge of US GAAP and relevant disclosure requirements.

Because we did not become aware of this material weakness until after the quarter ended March 31, 2011, there was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  As of the date of this amended report on Form 10-Q/A, we are undertaking the aforementioned steps to remediate the weakness in our internal controls over financial reporting.

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