Form 10-K/A
period 2010-06-30
BEFUT International Co., Ltd.
filed 2011-09-19
CIK 1328888

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (the “Amended 10-K”) of BEFUT International CO., Ltd. (the “Company”) amends the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2010 (the “Original 10-K”).  In connection with the preparation of its responses to comments received from the Securities and Exchange Commission, the Company identified certain reporting errors and omissions in the Original 10-K and in its previously issued financial statements, some of which the Company considers material. The Amended 10-K is being filed to amend the Original 10-K as follows:

•	Make several minor, miscellaneous corrections in Item 1. “Business;”

•	Revise the Consolidated Balance Sheet to reclassify advance payments for fixed assets and research and development as non-current assets;

•	Revise the Consolidated Statements of Operations and Other Comprehensive Income into two separate statements: Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income;

•	Revise the Statements of Operations to present interest expenses separately from interest income;

•	Revise the Consolidated Statements of Stockholders’ Equity to present equity attributable to the parent and equity attributable to the noncontrolling interest separately;

•
Reclassify certain line items in the Consolidated Statement of Cash Flows resulting in a change from net cash provided by operating activities of $2,544,636 for the year ended June 30, 2009 to net cash used in operating activities of $997,734 for the year ended June 30, 2009;

•	Revise the net increase in cash and cash equivalents for the year ended June 30, 2010 to be $1,108,872 instead of $1,703,967;

•	Revise Basis of Presentation under “Note 2 – Summary of Significant Accounting Policies” to include consolidation as a critical accounting policy;

•	Revise Accounts Receivable under “Note 2 – Summary of Significant Accounting Policies” to include detail policies regarding credit terms provided to customers;

•
Revise “Note 2 – Summary of Significant Accounting Policies” to include the accounting policies for Advance Payments – Research and Development, Interest Cost Capitalized, Cost of Sales, Value Added Tax, and Consolidation;

•	Revise “Note 5 – Loans to Unrelated Parties” to identify the unrelated parties;

•	Add a footnote for Bank Loan Security Deposits;

•	Revise “Note 7 – Advance Payments – Research and Development” to state that these amounts are determined to be recoverable;

•	Revise “Note 9 – Intangible Assets” to include a reconciliation of land use rights to the construction in progress transferred to intangible assets;

•	Add a footnote for Government Subsidy Income;

•	Revise “Note 13 – Earnings Per Share” to include a summary of calculations determining the number of diluted shares for each period presented;

•	Revise “Note 14 – Stockholders’ Equity and Related Financing Agreements” to include a summary of intangible assets received for ownership;

•	Revise “Note 15 – Income Taxes” to address the timing of the Company’s payments for income taxes;

•	Revise “Note 21 – Subsequent Event” to provide more details regarding the Guaranty Agreement signed on July 5, 2010;

•	Add a footnote for Parent Only Financial Statements;

•	Add a footnote for Restatement to Reflect Correction of Accounting Errors;

•	Add the words “Restated”, as applicable, to column headings of certain financial tables for the years ended June 30, 2010 and 2009; and

•
Amend and restate, in its entirety, Item 9. “Controls and Procedures,” due to the errors and omissions in the Company’s financial statements, to state that the Company had material weaknesses in its disclosure controls and procedures and internal control over financial reporting at June 30, 2010.

Except as set forth above, the Amended 10-K is identical to the Original 10-K.  The Amended 10-K does not reflect events occurring after the filing of the Original 10-K and no attempt has been made in the Amended 10-K to modify or update other disclosures as presented in the Original 10-K.  Accordingly, this Amended 10-K should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the Original Form 10-K.  Additionally, the Company has attached to the Amended 10-K updated certifications executed as of the date of the Amended 10-K by the Company’s chief executive officer and chief financial officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002.  These updated certifications are attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to the Amended 10-K.

FORM 10-K/A ANNUAL REPORT
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

Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to "yuan" or "RMB" are to the Chinese yuan (also known as the renminbi). According to www.safe.gov.cn , the official website of the PRC State Administration of Foreign Exchange, as of June 30, 2010, US $1.00 = RMB 6.7909  yuan.

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

We are in the process of constructing a new manufacturing facility located in Dalian’s Changxing Island Harbor Industrial Zone.  In December 2009, we completed Phase I of this project (the “Phase I Changxing Facility”) which consists of 45,477 square meters of floor space with a maximum production capacity of approximately 4,000 km of cable per year.  This facility commenced production in April 2010 and currently has a production capacity of 2,400 km of cable per year.   We estimate that Phase II of this project (the “Phase II Changxing Facility”) will add 89,684 square meters of additional floor space with a maximum production capacity of approximately 6,667 km of cable per year.

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

Changxing Island Manufacturing Facilities

We are in the process of constructing a new manufacturing facility located in Dalian’s Changxing Island Harbor Industrial Zone, which is approximately 120 kilometers from Dalian.  Construction of the Phase I Changxing Facility began in 2006 and was completed in December 2009. We relocated all of our cable manufacturing operations to the Phase I Changxing Facility and commenced operations and product manufacturing at this facility in April 2010.  The Phase I Changxing Facility boasts 45,477 square meters of floor space, consisting of 24,964 square meters of production space, 5,326 square meters of warehouse space, 8,264 square meters of office space, and 6,923 square meters of supporting facilities space.  The Phase I Changxing Facility has over 70 sets of advanced wiring equipment, 20 of which are newly purchased sets.  The Phase I Changxing Facility currently has a production capacity of 2,400 km of cable per year, which is three times the amount we were able to produce at our old manufacturing facility.  The Phase I Changxing Facility is estimated to reach its full production capacity of approximately 4,000 km of cable per year by June 30, 2013.

We have completed the design plan for the Phase II Changxing Facility.  Construction of the Phase II Changxing Facility is planned to commence after the Phase I Changxing Facility reaches its maximum production capacity.  The Phase II Changxing Facility will be used primarily for the development and production of specialty cable which corresponds to our plan to focus our business on specialty cable over the next five years.  After completion of the Phase II Changxing Facility, our total production capacity is expected to reach approximately 10,667 km of cable per year.

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

The following is a list of our top suppliers expressed as a percentage of the U.S. dollar amount of total raw materials purchased in the fiscal year ended June 30, 2010:

			Percentage
			of Total
Ranking	Suppliers	Total Amount (USD)	Purchases

1	Tianjin Huabei Cable Factory	10,235,535.32	43.0%

2	Yingkou Genorio Industrial Co., Ltd.	2,923,471.82	12.29%

3	Shenyang Tailida Copper Co., Ltd.	2,799,529.91	11.77%

4	Shanyang Metal Co., Ltd.	1,212,324.14	5.1%

5	Dalian Lian Zhong Fu Hai Tong Co., Ltd.	1,160,963.75	4.88%

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

In light of our increased production capacity due to the completion of the Phase I Changxing Facility, in April 2010, we adjusted our sales strategy to increase our focus on larger customers that desire higher volumes of our products. As a result, in fiscal 2010 we experienced increased total revenue, much of which was derived from sales to these larger customers. This shift in sales strategy resulted in a change in our top five customers in fiscal 2010 as compared to fiscal 2009.

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

We currently possess the technology and know-how to produce these new cable products. With regard to submarine cable, however, we likely will be required to make significant additional expenditures to execute this element of our strategy. Such expenditures may include acquisition of land rights close to the coast, construction of a separate production facility on such site and hiring of additional personnel. Such expenditures will require us to obtain additional financing, the success of which cannot be assured.

Expand production capacity .  In order to accommodate the increasing demand for our products, we intend to expand our current production capacity of 2,400 km of cable per year to 4,000 km of cable per year by maximizing the production capacity from our recently completed Phase I Changxing Facility.  The construction of the Phase II Changxing Facility will further increase our production capacity.  An increase in production capacity will allow us to produce and sell a higher quantity of products while lowering our manufacturing costs due to economies of scale.  The Phase II Changxing Facility will expand our production capacity for specialty cable.

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

Increase sales and broaden customer base .  We plan to continue to provide high quality cable products to our existing customer base and use our existing customer contacts, industry reputation and experienced sales team to increase our sales of traditional and specialty cable products.  In the short-term, we will continue our sales and marketing efforts to increase our sales of our traditional cable products, while our long-term strategy is to concentrate on developing and expanding our sales and customer base for our specialty cable products.

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

Our research and development team is led by Mr. Guoxiang Liu, who was formerly employed by the Shenyang Electric Cable Factory, a state owned enterprise and formerly one of Asia’s largest cable companies. Due to our research and development efforts, we believe we are a leader in the material configuration and manufacturing process of specialty cable. As an ancillary method of our research and development, we also have a research cooperation relationship with Dalian University of Technology to share their technology and research achievements. The general framework for our cooperative partnership with the Dalian University of Technology is set forth in an agreement dated July 10, 2009 (the “Cooperation Agreement”). Pursuant to the Cooperation Agreement, which has a three year term and may be terminated by either party at any time, we agree to collaborate with the Dalian University of Technology on a project basis. We have no financial obligations under the Cooperation Agreement but may fund projects at our discretion.

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

Patents .   Dalian Befut has seven registered patents in China. The following table provides information regarding each patent.

Name of Patent	Type of Patent	Patent No.	Inventor’s Name	Date of Application	Date of Publication and Term
Intelligent reactive power compensation for automatic screen	Utility model	ZL200720184912.4	Dalian Befut Wire & Cable Manufacturing Co., Ltd	12/14/2007	10/15/2008; Term: 10 years from 10/15/2008 to 10/14/2018

Automatic Protection Ni-mh Battery Screen	Utility model	ZL200720184913.9		12/14/2007	01/07/2009 Term: 10 years from 01/07/2009 to 01/06/2019

New tide-proof power cable	Utility model	ZL200820015254.0	Guoxiang Liu, Hongming Wu, Ying Zhao and Hongbo Cao	08/29/2008	06/10/2009 Term: 10 years from 06/10/2009 to 06/09/2019

Sonar watertight cable	Utility model	ZL200820015255.5		08/29/2008	06/10/2009 Term: 10 years from 06/10/2009 to 06/09/2019

Environmentally friendly wire & cable of low-smoke, halogen-free, fire-retardant insulation	Utility model	ZL200820015256.X		08/29/2008	06/10/2009 Term: 10 years from 06/10/2009 to 06/09/2019

Mine fire-retardant rubber branch of the pre-cable	Utility model	ZL200820015332.7		09/01/2008	06/10/2009 Term: 10 years from 06/10/2009 to 06/09/2019

High-temperature plastic extrusion die-tool	Utility model	ZL200820015331.2	Guoxiang Liu, Hongming Wu, Ying Zhao and Hongbo Cao	08/29/2008	08/12/2009 Term: 10 years from 08/12/2009 to 08/12/2019

In addition to the registered patents, Dalian Befut has pending applications for 22 additional patents as set forth in the table below.

Name of Patent	Type of Patent	Patent No.	Inventor’s Name	Date of Application	Date of Acceptance of the Application by the PRC IP Office	Status of Application
Pre-fabricated branched cable	Utility model	200920247890.0	Hongbo Cao	11/06/2009	11/06/2009	Patent Pending

Thermocouple compensation cable with flame retardant	Utility model	200920247891.5		11/06/2009	11/06/2009	Patent Pending

BXVW outdoor weather-proof sheathed cable	Utility model	200920247892.X		11/06/2009	11/06/2009	Patent Pending

Measurement and computer input cable	Utility model	200920247894.9		11/06/2009	11/06/2009	Patent Pending

Fluoroplastic -46 insulated shielded wire	Utility model	200920247889.8		11/06/2009	11/06/2009	Patent Pending

Halogen-free flame-retardant thermocouple compensation cable	Utility model	200910219723.X	Hongbo Cao	11/10/2009	11/10/2009	Patent Pending

Flame-retardant BXVW outdoor weather-proof sheathed cable	Utility model	200910219732.9		11/10/2009	11/10/2009	Patent Pending

Flame-retardant silicon rubber insulated and sheathed measurement and computer input cable	Utility model	200910219731.4		11/10/2009	11/10/2009	Patent Pending

High-strength silicone rubber motor lead wire	Invention model	200910219726.3		11/10/2009	11/10/2009	Patent Pending

High-strength silicone rubber motor lead wire	Utility model	200910219726.4		11/10/2009	11/10/2009	Patent Pending

Aviation fluoroplastic -46 insulated, shielded wire	Utility model	200910219727.8		11/10/2009	11/10/2009	Patent Pending

Flame-retardant, fire-resistant, halogen-free pre-fabricated branched cable	Utility model	200910219719.3		11/10/2009	11/10/2009	Patent Pending

Shielded instrumentation cable for communication equipment	Utility model	200910219842.5	Hongbo Cao	11/13/2009	11/13/2009	Patent Pending

Shielded signal cable for metro communication	Utility model	200910219843.X		11/13/2009	11/13/2009	Patent Pending

A new type of wind cable	Utility model	200910219840.6		11/13/2009	11/13/2009	Patent Pending

Safety explosion-proof type computer input cables	Utility model	200910219841.0		11/13/2009	11/13/2009	Patent Pending
A new type of control cable for nuclear power station	Utility model	200910219914.6	Hongbo Cao	11/17/2009	11/17/2009	Patent Pending

New type wind cable	Utility model	200920248142.4		11/17/2009	11/17/2009	Patent Pending

Computer input cables	Utility model	200920248147.7		11/17/2009	11/17/2009	Patent Pending

Flexible shielded control cable for marine engine	Invention model	200910219917.X		11/17/2009	11/17/2009	Patent Pending

Flexible shielded control cable for marine engine	Utility model	200910219917.5		11/17/2009	11/17/2009	Patent Pending

Shielded signal cable for metro communication	Utility model	200920248141.X		11/17/2009	11/17/2009	Patent Pending

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

Competitive Advantages

We believe we have the following competitive advantages:

•
We have a strong research and development team.   We believe we have an exceptional  research and development team with highly skilled personnel, many of whom are former employees of the Shenyang Electric Cable Factory, a state owned enterprise that was formerly one of Asia’s largest cable companies. Our team also includes experts from Dalian Science and Technology University.

•
We have the unique ability to produce certain types of specialty cable .  By January 2011, we expect to be one of a few manufacturers in China producing carbon fiber composite cable.  The patent for carbon fiber composite cable is currently owned by one of the principal shareholders of Dalian Yuansheng, Dalian Befut’s recently acquired subsidiary, and will be transferred to Dalian Yuansheng.  Additionally, we are the only company in the PRC cable and wire industry holding a patent for watertight cable.  These specialty cable products are both high-margin products with great market potential in the cable and wire industry.

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

Government Regulation

We are subject to the recent PRC State Administration of Foreign Exchange (“SAFE”) regulations regarding offshore financing activities by PRC residents. SAFE issued a public notice in October 2005 requiring PRC domestic residents to register with the local SAFE branch before establishing or controlling any company outside of China for the purpose of capital financing with assets or equities of PRC companies, referred to in the notice as an “offshore special purpose company.” The PRC domestic residents that were former shareholders of the WFOE fully complied with the SAFE regulations and have duly registered with the SAFE in accordance with the public notice.

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

Corporate History and Structure

We are a holding company and conduct substantially all of our production, marketing, finance, research and development, and administrative activities through our indirect subsidiaries and captive manufacturing entity located in the PRC. We were incorporated in the State of Nevada under the name “Frezer, Inc.” on May 2, 2005. On June 18, 2009, we changed our name to “BEFUT International Co., Ltd.” and effectuated a 1-for-4.07 reverse stock split of our outstanding shares of common stock. As a result, our ticker symbol was changed to BFTI.OB. BEFUT International Co. Limited, a British Virgin Islands company (“Befut BVI”), is our majority shareholder and owns approximately 94% of the issued and outstanding common stock of the Company.

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

Befut Marine is a subsidiary of Dalian Befut incorporated on April 14, 2006.  Befut Marine’s current shareholders are Dalian Befut, Ms. Lin Li , Mr. Hongbo Cao and Mr. Fansheng Li, each of whom own 86.6%, 5.0%, 5.0% and 3.4% of its equity interests, respectively. Befut Marine conducts all of our  production and sales of marine cable.

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

* WFOE does not have equity ownership in Dalian Befut. Dalian Befut is a captive manufacturer of WFOE pursuant to the OEM Agreements described in Item 1 – Business.

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

Copper is the principal raw material used in the manufacture of our products. The copper industry is highly volatile and cyclical in nature. Copper prices, which have increased over the past several years followed by more recent sharp declines, have varied significantly and may vary significantly in the future. This affects our business both positively and negatively, as higher copper prices generate higher sales for us since we pass the incremental costs onto our customers, while lower copper prices will reduce the sales price of our products. The price of copper is influenced by factors including general economic conditions, industry capacity utilization, import duties and other trade restrictions. We cannot predict copper prices in the future or the effect of fluctuations in the costs of copper on our future operating results. In accordance with customary practice in our industry, we seek to mitigate the impact of changing raw material prices by passing price increases and decreases onto our customers by adjusting our prices to reflect changes in raw material prices. We may not be able to adjust our product prices rapidly enough in the short-term to recover the costs of increases in raw materials. Our future profitability may be adversely affected to the extent we are unable to pass on higher raw material costs to our customers.

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

Copper, protective materials and insulation materials are our principal raw materials used in the manufacture of our cable products.  Copper, our principal raw material, accounted for approximately 76.2% of our raw material purchases during the fiscal year ended June 30, 2010.  We expect that copper will continue to account for a significant portion of our raw material purchases in the future. The price of raw materials fluctuate because of general economic conditions, global supply and demand and other factors causing monthly variations in the costs of our raw materials purchases. These macro-economic factors, together with labor and other business interruptions experienced by certain raw material suppliers, have contributed to periodic shortages in the supply of raw materials to other industry participants. Likewise, we could suffer shortages in the future, although we have do not expect shortages of any material nature in the foreseeable future. If we are unable to procure adequate supplies of raw material to meet our future production needs and customer demand, shortages could result in a material loss of customers and revenues and adversely impact our results of operations. In addition, supply shortages or disruptions or the loss of key suppliers may cause us to procure our raw materials from less cost effective sources and may have a material adverse affect on our business, revenues and results of operations.

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

The occurrence of any acts of God, war, terrorist attacks and other emergencies which are beyond our control may have a material adverse effect on our business operations and financial condition .

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

If we are unable to design, manufacture, and market our products in a timely and efficient manner, we may not remain as competitive .

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

Our subsidiaries are subject to restrictions on paying dividends and making other payments to us; as a result, we might therefore, be unable to pay dividends to you.

We are a holding company incorporated in the State of Nevada and do not have any assets or conduct any business operations other than our investments in our subsidiaries, Befut Nevada, Befut Hongkong and Befut Electric (Dalian) Co., Ltd. (“WFOE”).  As a result of our holding company structure, we rely on WFOE, our subsidiary in the PRC, for payments of dividends, if any.  PRC regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with PRC accounting standards and regulations. Our subsidiaries are also required to set aside a portion of its after-tax profits according to PRC accounting standards and regulations to fund certain reserve funds. We may experience difficulties such as lengthy processing time from the foreign exchange administrative bureau’s side and formality requirement on paperwork in completing the administrative procedures necessary to obtain and remit foreign currency. Furthermore, if any of our subsidiaries incurs debt on its own in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments. If we  are unable to receive any profits from the operations of our subsidiaries in the PRC, we may be unable to pay dividends on our common stock.

Cash flows generated by Dalian Befut, our captive OEM manufacturer, generally stay at the Dalian Befut operating level as working capital.  However, transfer of cash  from Dalian Befut, as well as from our PRC subsidiaries, may be made up to BEFUT International Co., Ltd. (the “Company”) when necessary to meet the Company’s cash requirements, including, for example, for the satisfaction of any debt obligations  or payment of cash dividends.  There are generally no PRC laws or regulations that prohibit the transfer of cash balances from the Company’s subsidiaries or Dalian Befut to the Company, as long as such transfers are made in compliance with applicable PRC laws regarding, among other things, currency controls, tax and payment of dividends.

Capital outflow policies in the People’s Republic of China may hamper our ability to remit income to the United States and all our net assets are restricted assets subject to PRC’s capital outflow policies.

The PRC government imposes controls on the convertibility of Renminbi (RMB) into foreign currencies and, in certain cases, the remittance of currency outside of the PRC. We receive substantially all of our revenues in RMB. Under the existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate government authorities is required in those cases in which RMB to be converted into foreign currency and remitted out of the PRC to pay capital expenses, such as the repayment of bank loans denominated in foreign currencies. The PRC government also may at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our shareholders.

Since all our consolidated subsidiaries, business operations, revenues and assets are located in China, approximately 100% of the total net assets of all our consolidated and non-consolidated subsidiaries are subject to Chinese government’s limitations on the transferability of RMB to foreign currencies and remittance of RMB out of China.

Although we do not import goods into or export goods out of the People’s Republic of China, fluctuation of the RMB may indirectly affect our financial condition by affecting the volume of cross-border money flow.

           The value of the RMB fluctuates and is subject to changes in political and economic conditions in the People’s Republic of China. Since July 2005, the conversion of RMB into foreign currencies, including U.S. dollars, has been based on rates set by the People’s Bank of China which are set based upon the interbank foreign exchange market rates and current exchange rates of a basket of currencies on the world financial markets. As of June 30, 2010, the exchange rate between the RMB and the U.S. dollar was 6.7909 RMB to every one U.S. dollar.”

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

Shares of our common stock lack a significant trading market .

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

In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies.  These market fluctuations may also materially and adversely affect the market price of our stock, regardless of our actual operating performance .

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

This item is not applicable to us as we are a smaller reporting company.

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

* Source: Quarterly Trade & Quote Summary Report ordered from www.otcbb.com .

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

ITEM 6. SELECTED FINANCIAL DATA.

This item is not applicable to us as we are a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Results of Operations

Fiscal year ended June 30, 2010 compared to the fiscal year ended June 30, 2009

	Fiscal year ended
All numbers in thousands except % numbers	June 30,2010	June 30,2009	% Change

Sales	$31,259	$19.309	62%
Cost of sales	$22,957	$14,102	63%
Gross profit	$8,302	$5,207	59%
Total operating expenses	$3,962	$1,871	112%
Total other income/(expenses)	$964	$(202)	577%
Net income	$4,512	$2,259	98%
Gross profit margin	27%	27%	0%
Basic earnings per share	$0.15	$0.08	87.5%
Diluted earnings per share	$0.15	$0.08	87.5%
Weighted average number of common shares outstanding:
Basic	29,545,797	29,488,341	0.2%
Diluted	30,110,241	29,720,171	1.3%

Sales

Our sales for the fiscal year ended June 30, 2010 were $31,258,662, an increase of $11,949,723, or 61.9%, as compared to the fiscal year ended June 30, 2009. Approximately $734,777, or 6.2% of the 61.9% increase, is attributed to increased sales from our switch appliance business. The remaining 55.7% increase in our sales was primarily due to three factors: (i) significantly increased demand for our traditional cables and specialty cables from new and existing customers as compared to the demand in fiscal 2009, (ii) an approximately 18.6% increase in our sales due to the increase in our annual production capacity after we relocated our production facilities to the Phase I Changxing Facility at the end of 2009, and (iii) an approximately 37.1% increase on the prices of many of our cable products as the result of the increase in the average price of copper, our primary raw material, in the fiscal year ended June 30, 2010, which we passed on to our customers..

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

Income from Operations

Our operating income was $4,340,209 for the fiscal year ended June 30, 2010, an increase of $1,003,468, or 30%, as compared to $3,336,741 for the fiscal year ended June 30, 2009.  This increase was a result of a significant increase in the gross profit of our business of wire and cable manufacturing, partially offset by an increase of general and administrative expenses.

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

Interest Expenses

Interest expense was $397,700 for the fiscal year ended June 30, 2010, a decrease of $37,945 or 8.7%, as compared to $435,645 for the fiscal year ended June 30, 2009.  Interest expense was reduced after we obtained a long-term bank loan with favorable terms from China Development Bank Corporation at the end of 2009.

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

Net Income

Net income for the fiscal year ended June 30, 2010 was $4,396,644,, an increase of $2,149,526 or 95.7%, as compared to net income of $2,247,118 for the fiscal year ended June 30, 2009. The increase was mainly attributable to the increase of $3,094,560 in gross profit, $545,623 in government subsidies and $486,296 in other income, which was partially offset by an increase in general and administrative expenses of $2,623,676.

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

All cash flows generated under the OEM Agreements are maintained in the custody of Dalian Befut instead of in the custody of the Company.  There are no prohibitions under applicable PRC law on the transfer of cash from Dalian Befut to WFOE . Accordingly, except for the relevant PRC laws, regulations and government policies on capital outflow, as disclosed under Item 1A - Risk Factors, no risks exist as to the movement of cash balances from the Company’s PRC operating subsidiaries or Dalian Befut up to the Company.  Transfer of cash may be made from Dalian Befut to WFOE and up to the Company, when necessary to meet the Company’s cash requirements, including, for example, to satisfy any debt obligations or make cash dividends.  Such transfers must be made in compliance with applicable PRC laws regarding, among other things, currency controls, tax and payment of dividends.

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

•
At June 30, 2010, our working capital was approximately $4.8 million, which we believe to be sufficient to meet the financing needs of our recent developments. In 2009, we secured a $14.6 million long-term loan from China Development Bank Corporation, primarily to finance the Changxing Island Project. To support the high level of growth we expect in fiscal 2011, we intend to seek debt and/or equity financing in the range of $20 million if we can obtain terms acceptable to us. Proceeds will be used for strategic acquisitions and working capital needs. If we are unsuccessful obtaining such financing, we still anticipate organic growth from operations and will rely on our working capital to fund our growth.”

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

Liquidity and Capital Resources

Selected Measures of Liquidity and Capital Resources

The following table sets forth certain relevant measures regarding our liquidity and capital resources:

(dollars in thousands, except ratios)	June 30, 2010	June 30, 2009

Cash and cash equivalents and restricted cash	$2,500	$796

Working capital	$4,833	$6,435

Ratio of current assets to current liabilities	1.4:1	1.5:1

Our approximately $1.6 million decrease in working capital from June 30, 2009 to June 30, 2010 was primarily due to the decrease of approximately $1.1 million of current assets and the increase of $0.5 million of current liabilities. The decrease of current assets mainly includes the decrease of $5.9 million of loans we made to unrelated parties, partially offset by the increase of $1.7 million in cash and $1.2 million in inventory. The increase of current liabilities mainly includes the increase of $2.5 million of accounts payable and accrued expenses, partially offset by our repayment of $2 million in short-term loans. Approximately 85% of our loans to unrelated parties were reduced, with the current outstanding amount of $1,054,090 as of June 30, 2010.

Cash Flows

We had a net increase of $1,108,872 in cash, cash equivalents and restricted cash from June 30, 2009 to June 30, 2010, as compared to a net increase of $142,748 from June 30, 2008 to June 30, 2009, respectively. The following table summarizes such changes:

	For the Fiscal Year Ended
(dollars in thousands)	June 30, 2010	June 30, 2009
Net cash provided by (used in) operating activities	$7,568	$(998)
Net cash used in investing activities	$(13,853)	$(10,712)
Net cash provided by financing activities	$7,372	$11,494
Net increase in cash and cash equivalents and restricted cash	$1,109	$(143)

We generated net cash of $7,568,370 through our operating activities in our fiscal year ended June 30, 2010, an increase of $8,566,104 or 858.6%, as compared to $997,734 in our fiscal year ended June 30, 2009.  We have historically financed our operations and capital expenditures principally through cash provided by operations and bank loans. The net cash obtained from our financing activities in the fiscal year ended June 30, 2010 was approximately $6.5 million less than the amount used in investment activities for the same period. We invested part of the cash generated by our operating activities to complete the Phase I Changxing Facility. Our management believes that we have sufficient cash, along with projected cash to be generated from operations, and access to short-term bank loans to support our current operations for the next twelve months. We believe our cash position is strong and sufficient to meet our anticipated working capital needs.  However, if events or circumstances occur and we do not meet our budgeted operating plan, we may be required to seek additional capital and/or reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives.  Notwithstanding the foregoing, we may seek additional financing, which may include debt and/or equity financing. There can be no assurance that any additional financing will be available on acceptable terms, if at all.  Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

Operating Activities

During the fiscal year ended June 30, 2010, net cash derived from operating activities was $7,568,370 ,an increase of $8,566,104 as compared to $997,734 of net cash derived from operating activities during the fiscal year ended June 30, 2009. The increase in net cash of approximately $8.6 million was mainly due to the increase of net income of $2.2 million, the increase of amortization of $1.1 million, the decrease of accounts receivable of $2 million and the decrease of advance payments for R&D of $3 million.

Investing Activities

During the fiscal year ended June 30, 2010, we used net cash in investing activities of $13,853,463, a increase of $3,141,106 as compared to $10,712,357 in net cash we used in investing activities for the fiscal year ended June 30, 2009.

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

Foreign Exchange

During the 12 month period ended June 30, 2010, the U.S. Dollar and RMB exchange rate fluctuated from 6.8325 RMB to 1 U.S. Dollar to 6.7909 RMB to 1 U.S. Dollar, an increase of 0.6% in the value of the RMB. As a result of the minimum appreciation of the RMB during this period, the Company believes that currency fluctuations have not had a material impact on the Company’s cash flows, revenues and financial condition.

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

Accounts Receivable

           Accounts receivable are recorded net of allowance for doubtful accounts. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts.  Periodically, management assesses customer credit history and relationships as well as performs accounts receivable aging analysis. Based on the results, management determines whether certain balances are deemed uncollectible at the end of period. Using its past collection experience, the Company reserves 0.3% of accounts receivable balances that have been outstanding for less than one year, 3% of accounts receivable balances that have been outstanding for more than one year but less than two years, and 10% of accounts receivable balances that have been outstanding for more than two years. The Company generally provides customers with credit terms of three to four months.  However, we provide our “large” customers, those with average annual specialty cable orders of over $7 million, with credit terms of five to six months.  We generally do not conduct further business with customers that have significant unpaid accounts receivable balances beyond 12 months, unless we receive advance payments from such customers. As of December 31, 2010, the amount of our receivables aged less than one year, 1-2 years and more than two years was $7,540,663, $1,684,242 and $150,700 respectively.

As of June 30, 2010 and 2009, the Company had accounts receivable of $9,292,310 and $8,560,592, net of allowance for doubtful accounts of $83,295 and $20,222, respectively.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010, which included inquiries made to certain of our other employees. Based on their evaluation, in our Annual Report on Form 10-K for the year ended June 30, 2010 as originally filed with the SEC on September 29, 2010 (the “Original 10-K”), our Chief Executive Officer and Chief Financial Officer each concluded that, as of June 30, 2010, our disclosure controls and procedures were effective.

However, in connection with the preparation of our responses to comments received from the SEC, we identified certain reporting errors and omissions in our previously issued financial statements.  We subsequently determined that a restatement was required for our consolidated financial statements for the years ended June 30, 2010 and 2009.  As a result of the foregoing, management determined that a material weakness existed with respect to our financial reporting.  This weakness was a result of our insufficient disclosure of certain required information by certain inexperienced staff, which required the restatement of our consolidated financial statements as of and for the years ended June 30, 2010 and 2009.

As a result of the material weakness identified with respect to our financial reporting, our Chief Executive Officer and Chief Financial Officer have reevaluated our disclosure controls and procedures and have concluded that our disclosure controls and procedures were not effective as of June 30, 2010. As of the date of this amended report on Form 10-K/A, we are undertaking steps to correct the aforementioned material weakness by:

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

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statement for external purposes in accordance with U.S. GAAP. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

Management assessed our internal control over financial reporting as of June 30, 2010, the end of our fiscal year of 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control Integrated Framework.”  The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on this COSO framework, we originally concluded, as set forth in the Original 10-K, that our internal control over financial reporting was effective as of June 30, 2010.  However, due to the restatement of our consolidated financial statements for the years ended June 30, 2010 and 2009 as described above, again under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we reassessed that conclusion and determined that there existed a material weakness in our internal controls over financial reporting as of June 30, 2010.  Management has determined that the design and operation of internal control over financial reporting that we had in place during fiscal 2010 was not effective to allow our management, employees and consultants, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely and reasonable basis. That material weakness was due to our short staffing of accounting professionals with sufficient knowledge of US GAAP and relevant disclosure requirements.

Based on management's assessment using the COSO criteria, management has concluded that our internal control over financial reporting was not effective as of June 30, 2010 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.

Changes in Internal Control

Because we were not aware of this material weakness until after the quarter ended March 31, 2011, there were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter ending June 30, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

As of the date of this amended report on Form 10-K/A, we are undertaking the aforementioned steps to remediate the weakness in our internal controls over financial reporting

Auditor Attestation

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

Mr. Xia’s resignation as a director of the Company was not a result of any disagreement with the Company on matters relating to its operations, policies or practices. Mr. Xia has not furnished the Company with any written correspondence concerning the circumstances surrounding his resignation. As required by SEC rules, Mr. Xia was previously provided with a copy of this Item 9B disclosure and given the opportunity to furnish the Company with a letter stating whether he does not agree with the Company’s statements in this Item 9B. Mr. Xia did not furnish the Company with any such letter.

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

Audit Committee

We have not yet appointed an audit committee. Our board of directors currently acts as our audit committee. At the present time, we believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. However, we do not currently have an audit committee financial expert as defined in Item 407 of Regulation S-K serving on our board of directors. The Company is actively seeking to hire an experienced finance or accounting professional to serve as an audit committee financial expert, which the Company believes will strengthen the board’s knowledge of U.S. GAAP and internal controls, among other financial and accounting matters. The Company has not been able to attract a suitable individual.

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

(3)
BEFUT International Co. Limited, a British Virgin Island Company (“Befut BVI”) directly owns 27,929,242 shares of our common stock. Befut BVI became a shareholder of the Company when we issued 117,768,300 shares of our common stock to it in connection with the reverse merger transaction dated March 13, 2009. Mr. Hongbo Cao, as the sole director of Befut BVI, has sole voting and investment control over the shares of common stock owned by Befut BVI.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Changes in Control

Not Applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

In the share exchange consummated on March 13, 2009, Befut BVI, as the sole shareholder of Befut Nevada, exchanged all of the shares it owned in Befut BVI for the issuance of 120,899,170 shares of the Company, of which 3,130,871 shares were cancelled in connection with the $500,000 private financing that occurred simultaneously with the reverse merger transaction. As a result, Befut BVI was issued a net amount of shares of common stock of the Company totaling 117,768,300. Mr. Hongbo Cao, our current Chairman, President and Chief Executive Officer, Mr. Tingmin Li, one our principal stockholders, Mr. Yining Xia, our former director, are also shareholders of Befut BVI. Mr. Cao, the sole director of Befut BVI, is deemed to have the sole voting and investment control over the shares of our Common Stock owned by Befut BVI.

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

Independence of the Board of Directors

Our board of directors has adopted NASDAQ’s standards for determining the independence of its members and believes that it interprets these requirements conservatively. In applying these standards, the board of directors considers commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, among others, in assessing the independence of directors, and must disclose any basis for determining that a relationship is not material. The board of directors has determined that none of its members are independent directors within the meaning of such NASDAQ independence standards in terms of independence from management. In making these independence determinations, the board of directors did not exclude from consideration as immaterial any relationship potentially compromising the independence of any of the directors.

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

Board Of Directors Pre-Approval

In accordance with paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X under the Securities Exchange Act of 1934, as amended, on May 5, 2009, our board of directors pre-approved our engagement of Patrizio & Zhao, LLC to act as our independent auditors for our fiscal year ended June 30, 2010. Patrizio & Zhao, LLC performed all work described above with its full-time, permanent employees.

Pre-Approval Policies and Procedures

Our board of directors has the sole authority to appoint or replace our independent auditor. Our board is directly responsible for the compensation and oversight of the work of our independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work. Our independent auditor is engaged by, and reports directly to, our board of directors.

Our board of directors pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditor, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, all of which are approved by our board prior to the completion of the audit. In the event pre-approval for such auditing services and permitted non-audit services cannot be obtained as a result of inherent time constraints in the matter for which such services are required, our Chairman of the Board may pre-approve such services, and will report for ratification such pre-approval to our board of directors at its next scheduled meeting. Our board has complied with the procedures set forth above and all services reported above were approved in accordance with such procedures.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)       The following documents are filed as part of this report:

Financial Statements

The following financial statements of BEFUT International Co., Ltd. and Reports of Independent Registered Public Accounting Firms are presented in the “F” pages of this report:

(a)(2)      The Parent Company Only Financial Statements of Befut International, Co., Ltd. are filed as Exhibit 99.1 to this report

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

September 16, 2011	/s/ Hongbo Cao
Hongbo Cao, Chairman of the Board of Directors
President and CEO
(principal executive officer)

September 16, 2011	/s/ Mei Yu
Mei Yu, Director, Chief Financial Officer and Treasurer
(principal financial officer and principal accounting officer)

BEFUT International Co., Ltd.
Exhibit Index to Annual Report on Form 10-K
For the Fiscal Year Ended June 30, 2010

3.1	Amended and Restated Articles of Incorporation of the Company. (1)

3.2	Bylaws of the Company. (2)

4.1	Form of Convertible Note issued to the investors in our private placement dated March 13, 2009. (3)

4.2	Form of Warrant issued to the investors in our private placement dated March 13, 2009. (3)

10.1	Share Exchange Agreement, dated March 13, 2009 by and between the Company, Befut Nevada and Befut BVI. (3)

10.2	Securities Purchase Agreement, dated as of March 13, 2009 by and among the Company and the Investors. (3)

10.3	Original Equipment Manufacturer Agreement dated February 16, 2009 by and between WFOE and Dalian Befut. (3)

10.4	Intellectual Property License Agreement dated February 16, 2009 by and between WFOE and Dalian Befut. (3)

10.5	Non-competition Agreement dated February 16, 2009 by and between WFOE and Dalian Befut. (3)

10.6	Lease between Dalian Befut and Dalian Wanbao Industrial Co. Ltd. (4)

10.7	RMB Loan Agreement dated November 2, 2009 by and between Dalian Befut and China Development Bank Corporation. (5)

10.8	Pledge Contract dated November 2, 2009 by and between Hongbo Cao and China Development Bank Corporation. (6)

10.9	Pledge Contract dated November 2, 2009 by and between Tingmin Li and China Development Bank Corporation. (6)

10.10	Mortgage Contract dated November 2, 2009 by and between Dalian Befut and China Development Bank Corporation regarding Land Use Right. (6)

10.11	Mortgage Contract dated November 2, 2009 by and between Dalian Befut and China Development Bank Corporation regarding Building Ownership. (6)

21.1	List of Subsidiaries. (6)

31.1	Certification of the principal executive officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of the principal financial officer and the principal accounting officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the principal financial officer and treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Parent Company Only Financial Statements and Notes to Financial Statements.

99.2	Befut BVI Stockholders Agreement, dated March 13, 2009.

(1)	Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on June 18, 2009, and incorporated herein by this reference.

(2)	Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the SEC on June 1, 2005, and incorporated herein by this reference.
(3)	Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on March 19, 2009, and incorporated herein by this reference.

(4)	Filed as an exhibit to the Company's Current Report on Form 10-K, as filed with the SEC on October 9, 2009, and incorporated herein by this reference.

(5)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q, as filed with the SEC on February 12, 2010, and incorporated herein by this reference.

(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on September 28, 2010, and incorporated herein by reference.

BEFUT INTERNATIONAL CO., LTD.

RESTATED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009

BEFUT INTERNATIONAL CO., LTD.
Consolidated Financial Statements
June 30, 2010 and 2009

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

/s/ Patrizio & Zhao, LLC
Parsippany, New Jersey
September 21, 2010
(Except for Note 1, 2, 5, 6, 8, 10, 14, 15, 16, 17, 23, and 24
as to which the date is September 2, 2011)

BEFUT INTERNATIONAL CO., LTD.

Consolidated Balance Sheets

	June 30, 2010	June 30, 2009
	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$1,319,173	$210,301
Restricted cash	1,181,095	586,000
Accounts receivable, net of allowance for doubtful accounts of $83,295 and $20,222 at June 30, 2010 and 2009, respectively	9,292,310	8,560,592
Inventory	2,543,789	1,353,532
Loans to unrelated parties	1,054,090	6,955,623
Bank loan security deposits	1,031,100	733,233
Advance payments	399,868	224,196
Due from related party	472,838	-
Other current assets	521,739	273,391
Total current assets	17,816,002	18,896,868

Property and equipment, net	31,618,074	18,646,274

Other assets:
Advance payments – non-current	293,605	642,672
Advance payments – R&D	2,088,714	2,956,370
Intangibles, net	15,669,375	11,335,978
Long-term investment	-	2,930
Total other assets	18,051,694	14,937,950

Total assets	$67,485,770	$52,481,092

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$3,119,646	$659,142
Trade notes payable	-	1,172,000
Short-term bank loans	6,039,300	8,057,500
Current portion of long-term bank loans	294,600	-
Convertible notes payable	-	500,000
Loans from unrelated party	370,000	249,050
Advances from customers	533,806	372,417
Income tax payable	1,655,747	777,497
Other taxes payable	77,895	37,975
Other current liabilities	891,892	636,514
Total current liabilities	12,982,886	12,462,095

Long-term bank loan	14,435,400	5,470,310

Total liabilities	27,418,286	17,932,405
Equity
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 29,715,666 and 29,488,341 shares issued and outstanding at Jun 30, 2010 and 2009, respectively	29,716	29,488
Additional paid-in capital	21,838,047	21,708,275
Statutory reserves	1,181,189	729,135
Retained earnings	13,810,157	9,750,035
Accumulated other comprehensive income	2,166,533	1,956,623
Total stockholders’ equity	39,025,642	34,173,556

Noncontrolling interest	1,041,842	375,131

Total equity	40,067,484	34,548,687

Total liabilities and equity	$67,485,770	$52,481,092

The accompanying notes are an integral part of these consolidated financial statements.

BEFUT INTERNATIONAL CO., LTD.

Consolidated Statements of Operations

	For the Years Ended June 30,
	2010	2009
	(Restated)	(Restated)

Sales	$31,258,662	$19,308,939

Cost of sales	22,956,708	14,101,545

Gross profit	8,301,954	5,207,394

Operating expenses
Selling expenses	80,090	121,393
General and administrative expenses	3,881,655	1,257,979
Costs related to reverse merger	-	491,281
Total operating expenses	3,961,745	1,870,653

Income from operations	4,340,209	3,336,741

Other income (expenses):
Government subsidy income	705,602	159,979
Interest income	110,608	15,027
Interest expense	(397,700)	(435,645)
Other income (expenses), net	545,008	58,712
Total other income (expenses)	963,518	(201,927)

Income before provision for income taxes	5,303,727	3,134,814

Provision for income taxes	907,083	887,696

Net income	4,396,644	2,247,118

Less: net loss attributable to noncontrolling interest	(115,532)	(12,295)

Net income attributable to BEFUT International Co., Ltd.	$4,512,176	$2,259,413

Basic earnings per share	$0.15	$0.08
Diluted earnings per share	$0.15	$0.08

Weighted average number of common shares outstanding:
Basic	29,545,797	29,488,341
Diluted	30,110,241	29,720,171

The accompanying notes are an integral part of these consolidated financial statements.

BEFUT INTERNATIONAL CO., LTD.

Consolidated Statements of Comprehensive Income

	For the Years Ended June 30,
	2010	2009
	(Restated)	(Restated)

Net income	4,396,644	2,247,118

Other comprehensive income
Foreign currency translation adjustment	214,802	143,624

Comprehensive income	$4,611,446	$2,390,742

Less: comprehensive loss attributable to noncontrolling interest	(110,640)	(10,708)

Comprehensive income attributable to BEFUT International Co., Ltd.	$4,722,086	$2,401,450

The accompanying notes are an integral part of these consolidated financial statements.

BEFUT INTERNATIONAL CO., LTD.

Consolidated Statements of Stockholders’ Equity

				Accumulated
	Total			other		Additional
	Stockholders’	Comprehensive	Retained	Comprehensive	Common	Paid-in	Statutory	Noncontrolling
	Equity	Income	Earnings	Income	Stock	Capital	Reserve	Interest
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)

Beginning balance, July 1, 2008	$15,472,924	$-	$7,566,470	$1,814,586	117,768	$4,934,974	$653,287	$385,839

Recapitalization upon reverse merger	-	-	-	-	2,091	(2,091)	-	-

Effect of reverse stock split	-	-	-	-	(90,371)	90,371	-	-

Additional paid-in capital – contribution from shareholders	16,685,021	-	-	-	-	16,685,021		-
Comprehensive income:
Net income	2,247,118	2,247,118	2,259,413	-	-	-	-	(12,295)
Other comprehensive income:
Foreign currency translation adjustment	143,624	143,624	-	142,037	-	-	-	1,587

Comprehensive income	2,390,742	$2,390,742	-	-	-	-	-	-

Statutory reserve	-		(75,848)	-	-	-	75,848	-

Ending balance, June 30, 2009	$34,548,687		$9,750,035	$1,956,623	$29,488	$21,708,275	$729,135	$375,131

Issuance of common stock	130,000	-	-	-	228	129,772	-	-

Contribution from noncontrolling interest for Befut Zhong Xing	777,351	-	-	-	-	-	-	777,351
Comprehensive income:
Net income	4,396,644	4,396,644	4,512,176	-	-	-	-	(115,532)
Other comprehensive income:
Foreign currency translation adjustment	214,802	214,802	-	209,910	-	-	-	4,892

Comprehensive income	4,611,446	$4,611,446	-	-	-	-	-	-

Statutory reserve	-		(452,054)	-	-	-	452,054	-

Ending balance, June 30, 2010	$40,067,484		$13,810,157	$2,166,533	$29,716	$21,838,047	$1,181,189	$1,041,842

The accompanying notes are an integral part of these consolidated financial statements.

BEFUT INTERNATIONAL CO., LTD.

Consolidated Statements of Cash Flows

	For the Years Ended June 30,
	2010	2009
	(Restated)	(Restated)
Cash flows from operating activities:
Net Income	$4,396,644	$2,247,118
Adjustments to reconcile net income to net cash Provided by (used in) operating activities:
Depreciation and amortization	1,644,756	553,064
Amortization of advance payments – R&D	880,020	-
Donated intangible assets received	-	(155,290)
Changes in current assets and current liabilities:
Restricted cash	(595,095)	(586,000)
Accounts receivable	(687,316)	(2,634,196)
Inventory	(1,177,807)	297,172
Advance payments	762,442	307,584
Advance payments for R&D	-	(2,956,370)
Other current assets	(249,487)	634,375
Accounts payable and accrued expenses	2,454,268	(854,391)
Trade notes payable	(1,173,360)	1,172,000
Advances from customers	158,674	17,522
Income tax payable	870,266	777,497
Other taxes payable	39,904	(9,173)
Other current liabilities	244,461	191,354
Total adjustments	3,171,726	(3,244,852)
Net cash provided by operating activities	7,568,370	(997,734)

Cash flows from investing activities:
Loans to unrelated parties	5,914,113	(6,448,170)
Advance payments for property and equipment	(583,921)	(642,672)
Due from related party	(470,816)	-
Additions to property and equipment	(18,715,772)	(142,478)
Additions to construction in progress	-	(3,395,532)
Acquisition of intangible assets	-	(83,505)
Long-term investment	2,933	-
Net cash used in investing activities	(13,853,463)	(10,712,357)

Cash flows from financing activities:
Bank loan security deposits	(292,607)	(100,353)
Proceeds of short-term bank loans	6,013,470	8,057,500
Repayment of short-term bank loans	(8,066,850)	(2,197,500)
Convertible notes payable	(500,000)	500,000
Loans from unrelated parties	120,661	249,050
Proceeds of long-term bank loans	14,667,000	-
Repayment of long-term bank loans	(5,476,658)	(316,440)
Additional paid-in capital – proceeds from issuance of common stock	130,000	-
Additional paid-in capital – contributions from shareholders	-	5,301,971
Capital contribution from minority shareholder for BEFUT Zhong Xing	777,351	-
Net cash provided by financing activities	7,372,367	11,494,228

Effect of foreign currency translation on cash	21,598	73,115

Net increase in cash and cash equivalents	1,108,872	(142,748)

Cash and cash equivalents at beginning of year	210,301	353,049

Cash and cash equivalents at end of year	$1,319,173	$210,301

Supplemental schedule of non cash activities:
Construction in progress transferred to property and equipment	$11,246,719	$-
Construction in progress transferred to intangible assets	$5,487,937	$-
Intangible assets received in exchange for ownership	$-	$11,383,050

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

On July 1, 2009, Dalian Befut, our captive manufacturer, formed a joint venture under the laws of the PRC, Dalian Befut Zhong Xing Switch Co., Ltd. (“Befut Zhong Xing”), with pre-registered capital of RMB1,000,000 (approximately $147,000). Dalian Befut invested RMB700,000 (approximately $103,000) for its 70% equity interest in Befut Zhong Xing. In January, 2010, Dalian Befut increased its investment capital to RMB14.7 million (approximately  $2 million) with a transfer of intangible assets to Befut Zhong Xing on 1/1/2010 and raised its equity ownership percentage in Befut Zhong Xing to 73.5%. The noncontrolling interest also increased its equity investment by contributing additional cash of RMB 5,000,000 (approximately $733,350). There were no equity transactions (purchasing or selling the noncontrolling interest) between the Company and the noncontrolling interest shareholders for the year ended June 30, 2010.

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
June 30, 2010 and 2009

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

As disclosed in Note 1, WFOE entered into an Original Equipment Manufacturer Agreement, an Intellectual Property License Agreement and a Non-competition Agreement (collectively, the “OEM Agreements”) with Dalian Befut.  Under FASB ASC 810-10 (formerly FIN 46R), Dalian Befut is the variable interest entity, or VIE, of WFOE by virtue of the OEM Agreements.  As Dalian Befut’s sole purpose and objective is to provide resources and benefits to WFOE, WFOE is the primary beneficiary that can consolidate Dalian Befut. Therefore, Dalian Befut and its controlled subsidiaries, Dalian Marine Co., Dalian Yuansheng and Befut Zhong Xing, are consolidated into the Company’s financial statements. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United Stated of America (“US GAAP”). All inter-company transactions and balances have been eliminated in consolidation.

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

Accounts Receivable

Accounts receivable are recorded net of allowance for doubtful accounts. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. Periodically management assesses customer credit history and relationships as well as performs accounts receivable aging analysis. Based on the results, management determines whether certain balances are deemed uncollectible at the end of period. Using its past collection experience, the Company reserves 0.3% of accounts receivable balances that have been outstanding for less than one year, 3% of accounts receivable balances that have been outstanding for more than one year but less than two years, and 10% of accounts receivable balances that have been outstanding for more than two years. The Company generally provides customers with credit terms of three to four months.  However, we provide our “large” customers, those with average annual specialty cable orders of over $7 million, with credit terms of five to six months.  We generally do not conduct further business with customers that have significant unpaid accounts receivable balances beyond 12 months, unless we receive advance payments from such customers. As of June 30, 2010, the amount of our receivables aged less than one year, 1-2 years and more than two years was $7,540,663, $1,684,242 and $150,700 respectively.

As of June 30, 2010 and 2009, the Company had accounts receivable of $9,292,310 and $8,560,592, net of allowance for doubtful accounts of $83,295 and $20,222, respectively.

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

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
June 30, 2010 and 2009

Advance payments – research and development

As a common practice in the business environment of China, the Company is required to make advance payments for goods or services that will be used in future research and development activities. The Company made the original advance payments for research and development to a third party in August 2008 for the development of twenty patents.  The Company realizes the advance payments when certain progress targets are achieved, including, but not limited to, obtaining the intellectual property certificate issued by the PRC State Intellectual Property Office  and passing the two-year declaration period, and related costs have been incurred and reported by the third party to the Company.   Such advance payments are amortized as research and development expense in the years in which the patents have passed the two- year declaration period.  As of June 30, 2010 and 2009, the Company determined that these advance payments are recoverable.

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

Interest Cost Capitalized

The Company capitalizes interest costs incurred on funds used to construct property, plant and equipment.  The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Interest cost capitalized was $802,637 and $479,234 for the years ended June 30, 2010 and 2009.

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

Cost of Sales

Cost of sales includes the expenses incurred to produce inventory for sale, including raw materials, direct labor, depreciation of manufacturing facilities and machinery, overheads, amortization of land use right  as well as changes in reserves for shrinkage and inventory obsolescence

Research and Development

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

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
June 30, 2010 and 2009

Note 2 – Summary of Significant Accounting Policies (continued)

Value Added Taxes

Under the Provisional Regulations of the People's Republic of China on Value Added Tax, the Company is responsible for collecting value added taxes on sales of products and to pay value added taxes on purchases of raw materials, which will be remitted to the central government.  Sales and cost of sales are reported on a net basis excluding value added taxes.

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

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
June 30, 2010 and 2009

Note 5– Loans to Unrelated Parties

As of June 30, 2010 and 2009, the Company had outstanding loans to unrelated parties of $1,054,090 and $6,955,623, respectively. These loans represent advances to unrelated parties, Dalian Haide Electric Power Equipment Co., Ltd., a research and development partner of the Company (“Dalian Haide”) and Dalian Chenglian Electrical Installation Engineering Co., Ltd., a customer of the Company (“Dalian Chenglian”).  The loans are made to primarily fund working capital requirements and are payable on demand.  In addition, the loans are unsecured and non-interest bearing.

As of June 30, 2010, the Company’s outstanding loans to Dalian Haide and Dalian Chenglian totaled $531,543 and $522,546, respectively.

Note 6 – Bank Loan Security Deposits
The Company obtained financing from various banks through third party guarantors.  The Company is responsible to provide security deposits to third party guarantors per the agreements between the Company and the third guarantors.  The balance of such bank loan security deposits as of June 30, 2010 and 2009 consist of the following:

	June 30, 2010	June 30,2009
Bank loan security deposits – short-term	$736,500	$733,233
Bank loan security deposits – long-term	294,600	-
Total	$1,031,100	$733,233

Note 7– Advance Payments

Advance payments as of June 30, 2010 and 2009 consist of the following:

	June 30, 2010	June 30, 2009

Advance payments for inventory	$399,868	$224,196
Advance payments for land and equipment	293,605	642,672
Total	$693,473	$866,868

Note 8 – Advance Payments – Research and Development

As a common business practice in China, the Company is required to make advance payments for goods or services that will be used in future research and development activities. The Company made the original advance payments for research and development to a third party in August 2008 for the development of twenty patents.  The Company realizes the advance payments when certain progress targets are achieved, including, but not limited to, obtaining the intellectual property certificate issued by the PRC State Intellectual Property Office  and passing the two-year declaration period, and related costs have been incurred and reported by the third party to the Company.   Such advance payments are amortized as research and development expense in the years in which the patents have passed the two- year declaration period.  As of June 30, 2010 and 2009, the Company determined that these advance payments are recoverable.

Note 9– Property and Equipment

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

Note 10 – Intangible Assets

Intangible assets at June 30, 2010 and 2009 consist of the following:

	June 30, 2010	June 30, 2009

Software	$22,684	$16,049
Trademark	83,961	83,505
Land use rights	5,505,028	-
Patent	11,601,348	11,538,406
Subtotal	17,213,021	11,637,960
Less: Accumulated amortization	1,543,646	301,982

Total	$15,669,375	$11,335,978

On October 30, 2009, the Company acquired the land use rights for its new factory from the Bureau of Land and Resources of Dalian, Changxing Island Branch, which is located in Changxing Island, Dalian. The consideration given was cash. Amortization for the land use rights started in November 2009 and will be over a useful life of 47 years using the straight-line method. Amortization expense of land use rights for the year ended June 30, 2010 was $77,752.

Amortization expense for the years ended June 30, 2010 and 2009 was $1,234,713 and $291,520, respectively.

The Company records land use rights within construction in progress before the construction was completed. As of June 30, 2009, land use rights recorded in construction in progress was $5,487,937.

A reconciliation of the $5,505,028 land use rights to the $5,487,937 of the construction in progress transferred to intangible assets in the consolidated statements of cash flows for the year ended June 30, 2010 is as follows:

Land use rights	$5,505,028
Foreign currency translation adjustment	$(17,091)
Construction in progress transferred to intangible assets	$5,487,937

Note 11 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at June 30, 2010 and 2009 consist of the following:

	June 30, 2010	June 30, 2009

Accounts payable	$3,009,646	$527,142
Accrued expenses	110,000	132,000

Total	$3,119,646	$659,142

The carrying value of accounts payable and accrued expenses approximates fair value due to the short-term nature of these obligations.

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
June 30, 2010 and 2009

Note 12 – Short-Term Bank Loans

Short-term bank loans consist of the following:

	June 30, 2010	June 30, 2009
On July 31, 2008, the Company obtained a loan from Guangdong Development Bank, of which the principal was paid in full on July 30, 2009. The interest was calculated using an annual fixed interest rate of 9.98% and paid monthly. The loan was secured by a third party.	$-	$586,000

On August 27, 2008, the Company obtained a loan from Bank of Dalian, of which the principal was paid in full on August 27, 2009. The interest was calculated using an annual fixed interest rate of 10.458% and paid monthly. The loan was secured by the Company’s property and equipment, Inventory and a third party.	$-	$2,856,750

On November 21, 2008, the Company obtained a loan from Agricultural Bank of China of which the principal was paid in full on August 20, 2009. The interest was calculated using an annual fixed interest rate of 10.0485% and paid monthly. The loan was secured by property and equipment and a third party.	$-	$219,750

On December 24, 2008, the Company obtained a loan from Shanghai Pudong Development Bank of which the principal was paid in full on December 24, 2009. The interest was calculated using a quarter fixed interest rate of 6.138% and paid monthly. The loan was secured by a third party.	$-	$1,465,000

On May 6, 2009, the Company obtained a loan from China Merchants Bank, of which the principal was paid in full on May 5, 2010. The interest was calculated using an annual fixed interest rate of 5.841% and paid monthly. The loan was secured by the Company’s property and equipment.	$-	$2,930,000

On September 16, 2009, the Company obtained a loan from Harbin Bank, of which the principal is to be paid in full by September 15, 2010. The interest is to be calculated using an annual fixed interest rate of 6.372% and paid Monthly. The loan is secured by the Company’s property and equipment.	$2,946,000	$-

On October 30, 2009, the Company obtained a loan from Bank of Dalian, of which the principal is to be paid in full by October 29, 2010. The interest is to be calculated using an annual fixed interest rate of 6.903% and paid monthly. The loan is guaranteed by a third party.	$2,356,800	$-

On June 25, 2010, the Company obtained a loan from Bank of East Asia, of which the principal is to be paid in full by December 25, 2010. The interest is to be calculated using an annual fixed interest rate of 6.318% and paid monthly. The loan is guaranteed by accounts receivables.	$736,500	$-

Total	$6,039,300	$8,057,500

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
June 30, 2010 and 2009

Note 13 – Long-Term Bank Loans

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
	$14,730,000	$-

Total	$14,730,000	$5,470,310

Less: Current portion	294,600	-

Total long-term loans	$14,435,400	$5,470,310

Note 14 – Government Subsidy Income

Government subsidy income for the years ended June 30, 2010 and 2009 consists of the following:

	June 30, 2010	June 30,2009
Subsidy for encouraging investments in Changxing Island	$-	$159,979
“Famous Trademark” subsidy	293,340	-
Marine cable business subsidy	293,340	-
Value added tax refund for employing physically-challenged workers	118,922	-
Total	$705,602	$159,979

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

A summary of our calculations of the numbers of dilutive shares is set forth below.

	Potential Shares	Days Outstanding	Weighted Average Shares

June 30,2009	769,256	110/365	231,830

Reverse stock split (1 for 4.07)	769,256

June 30, 2010	200,007	310/365	169,869
	569,249	253/365	394,575
	769,256		564,444

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
June 30, 2010 and 2009

	For the Year Ended June 30, 2010
	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Net Income	$4,512,176
Basic EPS Income available to common stockholders	$4,512,176	29,545,797	$0.15

Effect of Dilutive Securities Convertible notes	39,531	564,444

Diluted EPS Income available to common stockholders	$4,551,707	30,110,241	$0.15

	For the Year Ended June 30, 2009
	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Net Income	$2,259,413
Basic EPS Income available to common stockholders	$2,259,413	29,488,341	$0.08

Effect of Dilutive Securities Convertible notes	17,188	231,830

Diluted EPS Income available to common stockholders	$2,276,601	29,720,171	$0.08

Warrants to purchase 176,923 shares of the Company’s common stock at $0.65 per share, after the effectuation of the reverse stock split, were outstanding during the years ended June 30, 2010 and 2009 but were not included in the computation of diluted EPS because the warrants’ exercise price was greater than the average market price of the Company’s common stock.

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

During the year ended June 30, 2009, the Company received cash contributions from shareholders in the amount of $5,301,971 and intangible assets with an aggregate fair value of $11,383,050 in exchange for ownership, both of which were accounted for as additional paid-in-capital.  During the year ended June 30, 2009, two shareholders of the Company, Tingmin Li and Hongbo Cao, contributed two patents into the Company as increases to their respective capital contributions. The two patents were Intelligent Reactive Power Compensation and Automatic Protection Ni-mh Battery Screen, which were valued as $11,383,050 in total by a professional valuation firm.  The contribution was treated as a capital transaction per ASC 505-10.

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

The Company’s provision for income taxes consists of:

	For the Years Ended June 30,
	2010	2009

Current – PRC	$907,083	$887,696
Deferred	-	-
Total provision for income taxes	$907,083	$887,696

A reconciliation of the provision for income taxes with amounts determined by applying the statutory income tax rate to income before income taxes is as follows:

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
June 30, 2010 and 2009

	For the Years Ended June 30,
	2010	2009
Computed tax @ statutory rate of 25% ($5,303,727*25% and $3,134,814*25% for June 30, 2010 and 2009, respectively)	$1,325,932	$783,704

Entertainment expense add-back	6,961	14,213
Fine expense add back	-	5,104
Deductions permitted for nationally recognized brand name products	(54,866)	-
Government subsidy income	(176,401)	(39,995)
Deductions permitted for salaries paid to physically-challenged employees	(16,945)	(9,878)
Additional deductions permitted for R&D costs	(254,515)	-
Current year losses from U.S. parent holding company not subject to PRC income taxes	76,917	134,548

Total provision for income taxes	$907,083	$887,696

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

The Company has not paid income taxes for the year ended June 30, 2010 although it has accrued a liability for income tax payable on its balance sheet. To date, the Company has not been granted an extension to pay its income tax obligations, however, the Company intends to commence negotiations with the local tax authorities regarding the availability of tax exemptions relating to the manufacturing of specialty cables and the payment of any remaining income tax obligations after application of available exemptions.  In addition, the Company is applying for the electronic remittance of outstanding tax payments due the local tax bureau, if any.  The Company expects a final determination on this matter and payment of any tax amounts due within two years

Note 18 – Employee Welfare Plan

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

Note 19 – Statutory Reserve

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
June 30, 2010 and 2009

Note 21 – Risk of Concentration and Credit Risk

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

Note 23 - Subsequent Events

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

On July 5, 2010, Dalian Befut signed a Guaranty Agreement (the “Guaranty”) with Dalian Vastitude Media Group Co., Ltd. (“Dalian Vastitude”), an unrelated party, to become the guarantor with respect to a RMB 1.8 million (approximately $260,000) bank loan owed by Dalian Vastitude. The term of the bank loan is through December 31, 2010. According to the Guaranty, if  Dalian Vastitude fails to repay the principal and accrued interest by the end of the loan term, Dalian Befut is obligated under the Guaranty to make the required principal and interest payments. The maximum potential amount of future payments that Dalian Befut would be required to make under the Guaranty is RMB 1,924,254 (approximately $283,443).  There are no recourse provisions that would enable the Company to recover from third parties and no assets held as collateral by the Company or by third parties that, upon the occurrence of a triggering event or condition under the Guaranty, the Company can obtain and liquidate to recover all or a portion of any amounts paid by Dalian Befut under the Guaranty. The carrying amount of the liability recognized is based on the fair value of the guarantee and is estimated to be approximately $5,200.

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
June 30, 2010 and 2009

Note 24 – Restatement to Reflect Correction of Accounting Errors

The effect of restatement for 2010 is as follows:

Consolidated Balance Sheets

	June 30, 2010	June 30, 2010	Effect of
	(Restated)	(Originally)	changes
Assets
Current assets:
Cash and cash equivalents	$1,319,173	$1,319,173	$-
Restricted cash	1,181,095	1,181,095	-
Accounts receivable, net of allowance for doubtful accounts of $83,295 at June 30, 2010	9,292,310	9,292,310	-
Inventory	2,543,789	2,543,789	-
Loans to unrelated parties	1,054,090	1,054,090	-
Bank loan security deposits	1,031,100	1,031,100	-
Advance payments	399,868	693,473	(293,605)
Advance payments– R & D	-	2,088,714	(2,088,714)
Due from related party	472,838	472,838	-
Other current assets	521,739	521,739	-
Total current assets	17,816,002	20,198,321	(2,382,319)

Property and equipment, net	31,618,074	31,618,074	-

Other assets:
Advance payments – non-current	293,605	-	293,605
Advance payments – R&D	2,088,714	-	2,088,714
Intangibles, net	15,669,375	15,669,375	-
Long-term investment	-	-	-
Total other assets	18,051,694	15,669,375	2,382,319

Total assets	$67,485,770	$67,485,770	$-

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$3,119,646	$3,119,646	$-
Trade notes payable	-	-	-
Short-term bank loans	6,039,300	6,039,300	-
Current portion of long-term bank loans	294,600	294,600	-
Convertible notes payable	-	-	-
Loans from unrelated party	370,000	370,000	-
Advances from customers	533,806	533,806	-
Income tax payable	1,655,747	1,655,747	-
Other taxes payable	77,895	77,895	-
Other current liabilities	891,892	891,892	-
Total current liabilities	12,982,886	12,982,886	-
Long-term bank loan	14,435,400	14,435,400	-

Total liabilities	27,418,286	27,418,286	-
Equity
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 29,715,666 and 29,488,341 shares issued and outstanding at Jun 30, 2010 and 2009, respectively	29,716	29,716	-
Additional paid-in capital	21,838,047	21,838,047	-
Statutory reserves	1,181,189	1,181,189	-
Retained earnings	13,810,157	13,810,157	-
Accumulated other comprehensive income	2,166,533	2,166,533	-
Total stockholders’ equity	39,025,642	39,025,642	-

Noncontrolling interest	1,041,842	1,041,842	-

Total equity	40,067,484	40,067,484	-

Total liabilities and equity	$67,485,770	$67,485,770	$-

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
June 30, 2010 and 2009

Note 24 – Restatement to Reflect Correction of Accounting Errors (continued)

The effect of restatement for 2009 is as follows:

Consolidated Balance Sheets

	June 30, 2009	June 30, 2009	Effect of
	(Restated)	(Originally)	changes
Assets
Current assets:
Cash and cash equivalents	$210,301	$210,301	$-
Restricted cash	586,000	586,000	-
Accounts receivable, net of allowance for doubtful accounts of $20,222 at June 30, 2009	8,560,592	8,560,592	-
Inventory	1,353,532	1,353,532	-
Loans to unrelated parties	6,955,623	6,955,623	-
Bank loan security deposits	733,233	733,233	-
Advance payments	224,196	866,868	(642,672)
Advance payments– R & D	-	2,956,370	(2,956,370)
Due from related party	-	-	-
Other current assets	273,391	273,391	-
Total current assets	18,896,868	22,495,910	(3,599,042)

Property and equipment, net	18,646,274	18,646,274	-

Other assets:
Advance payments – non-current	642,672	-	642,672
Advance payments – R&D	2,956,370	-	2,956,370
Intangibles, net	11,335,978	11,335,978	-
Long-term investment	2,930	2,930	-
Total other assets	14,937,950	11,338,908	3,599,042

Total assets	$52,481,092	$52,481,092	$-

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$659,142	$659,142	$-
Trade notes payable	1,172,000	1,172,000	-
Short-term bank loans	8,057,500	8,057,500	-
Current portion of long-term bank loans	-	-	-
Convertible notes payable	500,000	500,000	-
Loans from unrelated party	249,050	249,050	-
Advances from customers	372,417	372,417	-
Income tax payable	777,497	777,497	-
Other taxes payable	37,975	37,975	-
Other current liabilities	636,514	636,514	-
Total current liabilities	12,462,095	12,462,095	-
Long-term bank loan	5,470,310	5,470,310	-

Total liabilities	17,932,405	17,932,405	-
Equity
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 29,715,666 and 29,488,341 shares issued and outstanding at Jun 30, 2010 and 2009, respectively	29,488	29,488	-
Additional paid-in capital	21,708,275	21,708,275	-
Statutory reserves	729,135	729,135	-
Retained earnings	9,750,035	9,750,035	-
Accumulated other comprehensive income	1,956,623	1,956,623	-
Total stockholders’ equity	34,173,556	34,173,556	-

Noncontrolling interest	375,131	375,131	-

Total equity	34,548,687	34,548,687	-

Total liabilities and equity	$52,481,092	$52,481,092	$-

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
June 30, 2010 and 2009

Note 24 – Restatement to Reflect Correction of Accounting Errors (continued)

Consolidated Statements of Operations

	For the Years Ended June 30, 2010	For the Years Ended June 30, 2010	Effect of changes
	(Restated)	(Originally)

Sales	$31,258,662	$31,258,662	$-

Cost of sales	22,956,708	22,956,708	-

Gross profit	8,301,954	8,301,954	-

Operating expenses
Selling expenses	80,090	80,090	-
General and administrative expenses	3,881,655	3,881,655	-
Costs related to reverse merger	-	-	-
Total operating expenses	3,961,745	3,961,745	-

Income from operations	4,340,209	4,340,209	-

Other income (expenses):
Government subsidy income	705,602	705,602	-
Interest income	110,608	-	110,608
Interest expense	(397,700)	(287,092)	(110,608)
Other income (expenses), net	545,008	545,008	-
Total other income (expenses)	963,518	963,518	-

Income before provision for income taxes	5,303,727	5,303,727	-

Provision for income taxes	907,083	907,083	-

Net income before noncontrolling interest	4,396,644	4,396,644	-

Less: net loss attributable to noncontrolling interest	(115,532)	(115,532)	-

Net income attributable to BEFUT	$4,512,176	$4,512,176	$-

Basic earnings per share	$0.15	$0.15	$-
Diluted earnings per share	$0.15	$0.15	$-

Weighted average number of common shares outstanding:
Basic	29,545,797	29,545,797	-
Diluted	30,110,241	30,110,241	-

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
June 30, 2010 and 2009

Note 24 – Restatement to Reflect Correction of Accounting Errors (continued)

Consolidated Statements of Operations

	For the Years Ended June 30, 2009	For the Years Ended June 30, 2009	Effect of changes
	(Restated)	(Originally)

Sales	$19,308,939	$19,308,939	$-

Cost of sales	14,101,545	14,101,545	-

Gross profit	5,207,394	5,207,394	-

Operating expenses
Selling expenses	121,393	121,393	-
General and administrative expenses	1,257,979	1,257,979	-
Costs related to reverse merger	491,281	-	491,281
Total operating expenses	1,870,653	1,379,372	491,281

Income from operations	3,336,741	3,828,022	(491,281)

Other income (expenses):
Government subsidy income	159,979	159,979	-
Interest income	15,027	-	15,027
Interest expense	(435,645)	(420,618)	(15,027)
Other income (expenses), net	58,712	(432,569)	491,281
Total other income (expenses)	(201,927)	(693,208)	491,281

Income before provision for income taxes	3,134,814	3,134,814	-

Provision for income taxes	887,696	887,696	-

Net income before noncontrolling interest	2,247,118	2,247,118	-

Less: net loss attributable to noncontrolling interest	(12,295)	(12,295)	-

Net income attributable to BEFUT	$2,259,413	$2,259,413	$-

Basic earnings per share	$0.08	$0.08	$-
Diluted earnings per share	$0.07	$0.07	$-

Weighted average number of common shares outstanding:
Basic	29,488,341	29,488,341	-
Diluted	30,431,891	30,431,891	-

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
June 30, 2010 and 2009

Note 24 – Restatement to Reflect Correction of Accounting Errors (continued)

Consolidated Statements of Cash Flows

	For the Years Ended June 30, 2010	For the Years Ended June 30, 2010	Effect of changes
	(Restated)	(Originally)
Cash flows from operating activities:
Net Income	$4,396,644	$4,512,176	$(115,532)
Adjustments to reconcile net income to net cash Provided by (used in) operating activities:
Depreciation and amortization	1,644,756	1,644,756	-
Noncontrolling interest	-	(115,532)	115,532
Amortization of advance payments – R&D	880,020	-	880,020
Donated intangible assets received	-	-	-
Changes in current assets and current liabilities:
Restricted cash	(595,095)	-	(595,095)
Accounts receivable	(687,316)	(687,316)	-
Inventory	(1,177,807)	(1,177,807)	-
Advance payments	762,442	762,442	-
Advance payments for R&D	-	-	-
Other current assets	(249,487)	(249,487)	-
Accounts payable and accrued expenses	2,454,268	2,454,268	-
Trade notes payable	(1,173,360)	(1,173,360)	-
Advances from customers	158,674	158,674	-
Income tax payable	870,266	870,266	-
Other taxes payable	39,904	39,904	-
Other current liabilities	244,461	244,461	-
Total adjustments	3,171,726	2,771,269	400,457
Net cash provided by operating activities	7,568,370	7,283,445	284,925

Cash flows from investing activities:
Loans to unrelated parties	5,914,113	5,914,113	-
Advance payments for property and equipment	(583,921)	(583,921)	-
Advance payments for R&D	-	880,020	(880,020)
Due from related party	(470,816)	(470,816)	-
Additions to property and equipment	(18,715,772)	(18,715,772)	-
Additions to construction in progress	-	-	-
Acquisition of intangible assets	-	-	-
Long-term investment	2,933	2,933	-
Net cash used in investing activities	(13,853,463)	(12,973,443)	(880,020)

Cash flows from financing activities:
Bank loan security deposits	(292,607)	(292,607)	-
Proceeds of short-term bank loans	6,013,470	-	6,013,470
Repayment of short-term bank loans	(8,066,850)	(2,053,380)	(6,013,470)
Convertible notes payable	(500,000)	(500,000)	-
Loans from unrelated parties	120,661	120,661	-
Proceeds of long-term bank loans	14,667,000	9,190,342	5,476,658
Repayment of long-term bank loans	(5,476,658)	-	(5,476,658)
Additional paid-in capital	130,000	130,000	-
Contribution from minority shareholder	777,351	777,351	-
Net cash provided by financing activities	7,372,367	7,372,367	-

Effect of foreign currency translation on cash	21,598	21,598	-

Net increase in cash and cash equivalents	1,108,872	1,703,967	(595,095)

Cash and cash equivalents at beginning of year	210,301	796,301	(586,000)

Cash and cash equivalents at end of year	$1,319,173	$2,500,268	$(1,181,095)

Supplemental schedule of non cash activities:
Construction in progress transferred to property and equipment	$11,246,719	$11,246,719	$-
Construction in progress transferred to intangible assets	$5,487,937	$5,487,937	$-
Intangible assets received in exchange for ownership	$-	$-	$-

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
June 30, 2010 and 2009

Note 24 – Restatement to Reflect Correction of Accounting Errors (continued)

Consolidated Statements of Cash Flows

	For the Years Ended June 30, 2009	For the Years Ended June 30, 2009	Effect of changes
	(Restated)	(Originally)
Cash flows from operating activities:
Net Income	$2,247,118	$2,259,413	$(12,295)
Adjustments to reconcile net income to net cash Provided by (used in) operating activities:
Depreciation and amortization	553,064	553,064	-
Noncontrolling interest	-	(12,295)	12,295
Amortization of advance payments – R&D	-	-	-
Donated intangible assets received	(155,290)	(155,290)	-
Changes in current assets and current liabilities:
Restricted cash	(586,000)	-	(586,000)
Accounts receivable	(2,634,196)	(2,634,196)	-
Inventory	297,172	297,172	-
Advance payments	307,584	307,584	-
Advance payments for R&D	(2,956,370)	-	(2,956,370)
Other current assets	634,375	634,375	-
Accounts payable and accrued expenses	(854,391)	(854,391)	-
Trade notes payable	1,172,000	1,172,000	-
Advances from customers	17,522	17,522	-
Income tax payable	777,497	777,497	-
Other taxes payable	(9,173)	(9,173)	-
Other current liabilities	191,354	191,354	-
Total adjustments	(3,244,852)	285,223	(3,530,075)
Net cash provided by operating activities	(997,734)	2,544,636	(3,542,370)

Cash flows from investing activities:
Loans to unrelated parties	(6,448,170)	(6,448,170)	-
Advance payments for property and equipment	(642,672)	(642,672)	-
Advance payments for R&D	-	(2,956,370)	2,956,370
Due from related party	-	-	-
Additions to property and equipment	(142,478)	(142,478)	-
Additions to construction in progress	(3,395,532)	(3,395,532)	-
Acquisition of intangible assets	(83,505)	(83,505)	-
Long-term investment	-	-	-
Net cash used in investing activities	(10,712,357)	(13,668,727)	2,956,370

Cash flows from financing activities:
Bank loan security deposits	(100,353)	(100,353)	-
Proceeds of short-term bank loans	8,057,500	5,860,000	2,197,500
Repayment of short-term bank loans	(2,197,500)	-	(2,197,500)
Convertible notes payable	500,000	500,000	-
Loans from unrelated parties	249,050	249,050	-
Proceeds of long-term bank loans	-	-	-
Repayment of long-term bank loans	(316,440)	(316,440)	-
Additional paid-in capital	5,301,971	5,301,971	-
Contribution from minority shareholder	-	-	-
Net cash provided by financing activities	11,494,228	11,494,228	-

Effect of foreign currency translation on cash	73,115	73,115	-

Net increase in cash and cash equivalents	(142,748)	443,252	(586,000)

Cash and cash equivalents at beginning of year	353,049	353,049	-

Cash and cash equivalents at end of year	$210,301	$796,301	$(586,000)

Supplemental schedule of non cash activities:
Construction in progress transferred to property and equipment	$-	$-	$-
Construction in progress transferred to intangible assets	$-	$-	$-
Intangible assets received in exchange for ownership	$11,383,050	$11,383,050	$-