Form 10-K/A
period 2010-06-30
BEFUT International Co., Ltd.
filed 2011-09-26
CIK 1328888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K/A
(Amendment No. 2)

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K (“Amendment No. 2”) of BEFUT International Co., Ltd. (the “Company”) amends the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2010 (the “Original 10-K”), as amended by Amendment No. 1 on Form 10-K/A, filed with the SEC on September 19, 2011 (“Amendment No. 1”).  We refer to the Original 10-K, as amended by Amendment No. 1, as the “2010 Form 10-K”.    This Amendment No. 2 is being filed to amend the 2010 Form 10-K by:

•
Revising the audit report of Patrizio & Zhao, LLC, the Company’s independent registered public accounting firm, to indicate that the financial statements of the Company for the years ended June 30, 2009 and 2010 have been restated to correct certain misstatements;

•	Revising the Parent Only Financials to include a Statement of Cash Flows for the fiscal year ended June 30, 2009; and

•	Removing the Parent Only Financials as an exhibit and including them as a footnote to the Restated Consolidated Financials.

Except as set forth above, this Amendment No. 2 is identical to the 2010 Form 10-K.  This Amendment No. 2 does not reflect events occurring after the filing of the Original 10-K and no attempt has been made in this Amendment No. 2 to modify or update other disclosures as presented in the Original 10-K.  Accordingly, this Amendment No. 2 should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the Original 10-K.  Additionally, the Company has attached to this Amendment No. 2 updated certifications executed as of the date of this Amendment No. 2 by the Company’s chief executive officer and chief financial officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002.  These updated certifications are attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amendment No. 2.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

BEFUT International Co., Ltd.

Date: September 26, 2011	By:	/s/ Hongbo Cao
Hongbo Cao, President and CEO

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

September 26, 2011	/s/ Hongbo Cao
Hongbo Cao, Chairman of the Board of Directors
President and CEO
(principal executive officer)

September 26, 2011	/s/ Mei Yu
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

32.1	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the principal financial officer and treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Befut BVI Stockholders Agreement, dated March 13, 2009. (7)

(1)	Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on June 18, 2009, and incorporated herein by this reference.

(2)	Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the SEC on June 1, 2005, and incorporated herein by this reference.
(3)	Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on March 19, 2009, and incorporated herein by this reference.

(4)	Filed as an exhibit to the Company's Current Report on Form 10-K, as filed with the SEC on October 9, 2009, and incorporated herein by this reference.

(5)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q, as filed with the SEC on February 12, 2010, and incorporated herein by this reference.

(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on September 28, 2010, and incorporated herein by reference.

(7)	Filed as an exhibit to the Company’s Annual Report on Form 10-K/A, as filed with the SEC on September 19, 2011, and incorporated herein by reference.

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

As described in Note 25 to the consolidated financial statements, the June 30, 2010 and 2009 financial statements have been restated to correct certain misstatements.

/s/ Patrizio & Zhao, LLC
Parsippany, New Jersey
September 21, 2010
(Except for Note 1, 2, 5, 6, 8, 10, 14, 15, 16, 17, 23, 24 and 25
as to which the date is September 23, 2011)

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

Note 24 – Parent Company only Financial Statements and notes to Financial Statements.

BEFUT International CO., Ltd., as the parent company, obtained control over its subsidiaries through a series of reverse acquisitions that were treated as capital transactions, rather than as business combinations.  The transactions were considered acquisitions of net assets recorded at cost in exchange for the issuance of equity securities.  Under Rule 5-04 and 12-04 of Regulation S-X, the Company’s parent only financial statements are presenting as follows:

BEFUT INTERNATIONAL CO., LTD.
(Parent Company Only)
Balance Sheets

	June 30, 2010	June 30, 2009
Assets
Current assets:
Due from intercompany	107,234	500,000
Total current assets	107,234	500,000

Investment in contractual consolidated subsidiaries	39,447,981	34,288,227

Total assets	$39,555,215	$34,788,227

Liabilities and stockholders' equity
Current liabilities:
Accrued expenses	$100,000	$114,671
Loans from unrelated party	370,000	-
Convertible notes payable	-	500,000
Other current liabilities	59,573	-
Total current liabilities	529,573	614,671

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 29,715,666 and 29,488,341 shares issued and outstanding at Jun 30, 2010 and 2009, respectively	29,716	29,488
Additional paid-in capital	21,838,047	21,708,275
Retained earnings	14,991,346	10,479,170
Accumulated other comprehensive income	2,166,533	1,956,623
Total stockholders’ equity	39,025,642	34,173,556
`
Total liabilities and stockholders' equity	$39,555,215	$34,788,227

See Notes to Financial Statements.

BEFUT INTERNATIONAL CO., LTD.
(Parent Company Only)
Statements of Income (Loss)

	For the Years Ended June 30,
	2010	2009

Sales	$-	$-

Cost of sales	-	-

Gross profit	-	-

Operating expenses
General and administrative expenses	307,668	538,192
Total operating expenses	307,668	538,192

Income before provision for income taxes	(307,668)	(538,192)

Provision for income taxes	-	-

Equity in income of subsidiaries	4,512,176	2,259,413

Net income	$4,204,508	$1,721,221

See Notes to Condensed Financial Statements.

BEFUT INTERNATIONAL CO., LTD.
(Parent Company Only)
Statements of Cash Flows

	For the Year Ended June 30,
	2010	2009
Cash flows from operating activities:
Net Income	$4,204,508	$1,721,221
Adjustments to reconcile net income to net cash	-	-
Provided by (used in) operating activities:
Equity in income of subsidiaries	(4,512,176)	(2,259,413)
Changes in current assets and current liabilities:
Due from intercompany	392,766	(500,000)
Accrued expenses	(14,671)	114,671
Other current liabilities	59,573	-
Total adjustments	(4,074,508)	(2,644,742)
Net cash provided by operating activities	130,000	(923,521)

Cash flows from investing activities:
Investment in contractual consolidated subsidiaries	(439,071)	(4,878,450)
Net cash used in investing activities	(439,071)	(4,878,450)

Cash flows from financing activities:
Convertible notes payable	(500,000)	500,000
Loans from unrelated parties	370,000	-
Net proceeds from issurance of common stock	228	-
Additional paid-in capital	129,772	5,301,971
Net cash used in financing activities	-	5,801,971

Effect of foreign currency translation on cash	309,071	-

Net increase in cash and cash equivalents	-	-

Cash and cash equivalents at beginning of year	-	-

Cash and cash equivalents at end of year	$-	$-
Supplemental schedule of non cash activities
Non cash invest in contractual consolidated subsidiary by majority shareholders	$-	$11,383,050

See Notes to Financial Statements.

BEFUT INTERNATIONAL CO., LTD.
(Parent Company Only)

NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation.

The accompanying financial statements (the “Parent Company Financial Statements”), including the notes thereto, should be read in conjunction with the consolidated financial statements of BEFUT International Co., Ltd. and the notes thereto.

The Parent Company Financial Statements are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions regarding valuations of certain financial instruments, the potential outcome of litigation and other matters that affect the Parent Company Financial Statements and related disclosures. The Company believes that the estimates utilized in the preparation of the Parent Company Financial Statements are prudent and reasonable. Actual results could differ materially from these estimates.

2. Due from intercompany.

The Company has transactions with its consolidated subsidiaries determined on an agreed-upon basis.

3. Shareholders’ Equity.

For a discussion of shareholders’ equity, see Note 16 to the Company’s consolidated financial statements.

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
June 30, 2010 and 2009

Note 25 – Restatement to Reflect Correction of Accounting Errors

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

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements
June 30, 2010 and 2009

Note 25 – Restatement to Reflect Correction of Accounting Errors (continued)

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

Note 25 – Restatement to Reflect Correction of Accounting Errors (continued)

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

Note 25 – Restatement to Reflect Correction of Accounting Errors (continued)

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

Note 25 – Restatement to Reflect Correction of Accounting Errors (continued)

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

Note 25 – Restatement to Reflect Correction of Accounting Errors (continued)

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