Form 10-K
period 2011-06-30
BEFUT International Co., Ltd.
filed 2011-09-27
CIK 1328888

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐       No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,875,205.46 as of December 31, 2010, based on the average bid and asked price $1.05 of the Company’s common stock on such date as reported by the Over-the-Counter Bulletin Board.  Shares of voting stock held by each executive officer and director of the registrant and each person who beneficially owns 10% or more of the registrant’s outstanding voting stock has been excluded from the calculation. This determination of affiliated status may not be conclusive for other purposes.

The number of outstanding shares of the registrant’s common stock on September 19, 2011 was 29,715,640.

Documents Incorporated by Reference: None.

FORM 10-K ANNUAL REPORT
FISCAL YEAR ENDED JUNE 30, 2011

FORWARD-LOOKING STATEMENTS

Certain statements in this report, and the documents incorporated by reference herein, constitute “forward-looking statements.”  Such forward-looking statements include statements, which involve risks and uncertainties, regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industries, (d) our future financing plans, and (e) our anticipated needs for, and use of, working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plan,” “potential,” “project,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” or the negative of these words or other variations on these words or comparable terminology. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in this report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors and matters described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events except to the extent as required by applicable law.

Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to "yuan" or "RMB" are to the Chinese yuan (also known as the renminbi). According to www.safe.gov.cn, the official website of the PRC State Administration of Foreign Exchange, as of June 30, 2011, US $1.00 = RMB 6.4716.

The "Company", "we," "us," "our," and the "Registrant" refer to (i) BEFUT International Co., Ltd., the public company incorporated in the state of Nevada (“BEFUT”), (ii) BEFUT Corporation, the direct subsidiary of BEFUT,  a corporation incorporated in the State of Nevada (“Befut Nevada”); (iii) Hongkong BEFUT Co., Ltd. (“Befut Hongkong”), a wholly-owned subsidiary of Befut Nevada incorporated under the laws of Hong Kong; (iv) Befut Electric (Dalian), Co., Ltd. (“WFOE”), a corporation organized under the laws of the People’s Republic of China (the “PRC”) that is wholly owned by Befut Hongkong; (v) Dalian Befut Wire & Cable Manufacturing Co., Ltd. (“Dalian Befut”), a corporation organized under the laws of the PRC which is the captive manufacturing company to WFOE; (vi) Dalian Marine Cable Co., Ltd., a corporation organized under the laws of the PRC which was 86.6% owned by Dalian Befut as of February 25, 2011 (“Befut Marine”); (vii) Dalian Befut Zhong Xing Switch Co., Ltd (“Befut Zhong Xing”), a corporation organized under the laws of the PRC which is 73.5% owned by Dalian Befut, and (viii) Dalian Yuansheng Technology Co., Ltd. (“Dalian Yuansheng”), a corporation organized under the laws of the PRC which is 93.3% owned by Dalian Befut.

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

We also have a high-quality customer base of companies, including Shougang Group, China Huaneng Group, China National Petroleum Corporation, China Shipbuilding Industry Corporation, and China Ocean Shipping (Group) Company, which enables us to maintain and strengthen our competitive position in the wire and cable industry.

Corporate History and Structure

We are a holding company and conduct substantially all of our production, marketing, finance, research and development, and administrative activities through our indirect subsidiaries and captive manufacturing entity located in the PRC.  On May 2, 2005, we were incorporated in the State of Nevada under the name “Frezer, Inc.” which was a former public shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended.

On March 13, 2009, we entered into a Share Exchange Agreement with Befut Nevada and Befut International Co. Limited, a British Virgin Islands company (“Befut BVI”) pursuant to which Befut BVI transferred to us all of the outstanding shares of common stock of Befut Nevada in exchange for (i) the issuance to Befut BVI of an aggregate of 117,768,300 or 98.3% of our then outstanding shares of common stock, and (ii) the cancellation of an aggregate of 2,176,170 shares of our common stock then owned by Befut Nevada (the “Share Exchange”). Befut Nevada had acquired such shares from three individuals for an aggregate purchase price of $370,000 pursuant to the terms of a Stock Purchase Agreement dated as of March 2, 2009.

Simultaneously with the Share Exchange, the Company consummated a private placement of 15% convertible promissory notes and warrants to purchase an aggregate of 720,076 shares of our common stock for gross proceeds of $500,000. As of the date of this report, such convertible notes are no longer outstanding.

On June 18, 2009, we changed our name to “BEFUT International Co., Ltd.” and effectuated a 1-for-4.07 reverse stock split of our outstanding shares of common stock.  As a result, our ticker symbol was changed to BFTI.OB.  Befut BVI is our largest shareholder and currently owns approximately 46.9% of the issued and outstanding common stock of the Company.

Befut Hongkong was incorporated on September 10, 2008 under the laws of Hong Kong and is a wholly-owned subsidiary of Befut Nevada.  On February 13, 2009, Befut Hongkong invested 100% of the registered capital to form WFOE, a Chinese company incorporated in the city of Dalian, the People’s Republic of China (the “PRC” or “China”).

We conduct our operations through WFOE and Dalian Befut, a captive manufacturing entity of WFOE.  Dalian Befut was incorporated on June 13, 2002 under the laws of the PRC, and is currently owned by eight individual residents of  the PRC.  Mr. Hongbo Cao, our chairman, president and chief executive officer, and Mr. Tingmin Li are the largest shareholders of Dalian Befut, owning an aggregate of 94.6% of its equity interests. For a discussion of our contractual manufacturing relationship with Dalian Befut, see the section entitled “Business – Manufacturing Process – OEM Agreements.”

Befut Marine, incorporated on April 14, 2006, was previously a direct subsidiary of Dalian Befut.  On February 25, 2011, Dalian Befut sold its entire 86.6% equity interest in Befut Marine, to Mr. Fansheng Li,  a noncontrolling shareholder of Befut Marine, for RMB 17,320,000 (approximately $2.67 million) in cash.  Befut Marine previously conducted all of our  production and sales of marine cable.  Dalian Befut, as the captive manufacturer for WFOE, will manufacture marine cable for the Company in accordance with the OEM Agreements (defined below).

On July 1, 2009, Dalian Befut formed Befut Zhong Xing, a joint venture under the laws of the PRC, by investing approximately $100,000 (RMB700,000) for its 70% equity interest in Befut Zhong Xing.  In July 2010 , Dalian Befut increased its equity interests in Befut Zhong Xing from 70% to 73.5% by contributing RMB 14 million ($2.06 million) to the registered capital of Befut Zhong Xing.  The other shareholder is Mr. Chengnian Yan who owns 26.5% of equity interest in Befut Zhong Xing.  Befut Zhong Xing manufactures switch appliances, including high-low-voltage distribution cabinet  switches and crane electronic control switches.

On July 23, 2010, Dalian Befut acquired 60% of equity interests of Dalian Yuansheng for $88,235 (the registered capital value of such equity interests) from Mr. Chengnian Yan. Dalian Befut also increased the Dalian Yuansheng’s registered capital by RMB 5 million ($735,294), thereby increasing Dalian Befut’s total equity interest to 93.3%.  The other shareholder is Mr. Xianjun Cheng who owns 6.7% of equity interest in Dalian Yuansheng.  Dalian Yuansheng is engaged in the research and development of carbon fiber composite cable and other specialty cable. One of the principal shareholders of Dalian Yuansheng holds a patent for carbon fiber composite cable which will be transferred to Dalian Yuansheng.

Our corporate organizational chart is set forth below:

BEFUT
100%
BEFUT Nevada
100%
BEFUT Hongkong
100%
WFOE
OEM
Dalian Befut
93.3%
73.5%
Dalian Yuansheng
Befut Zhong Xing

* WFOE does not have equity ownership in Dalian Befut. Dalian Befut is a captive manufacturer of WFOE pursuant to the OEM Agreements described below.

Recent Developments

On February 25, 2011, Dalian Befut sold its entire 86.6% equity interest in Befut Marine, a company engaged in the marketing and production of marine cables  to Mr. Fansheng Li,  a noncontrolling shareholder of Befut Marine, for RMB 17,320,000 (approximately $2.67 million) in cash.  As part of the transaction, the applicable certifications required for producing marine cables that were held by Befut Marine were transferred to WFOE.  Dalian Befut, as the captive manufacturer for WFOE, will manufacture marine cable for the Company in accordance with the Manufacturing Agreement.  As a result, the Company has determined that Dalian Befut’s sale of its entire equity interest in Befut Marine does not have any material adverse effect on the Company’s operation, business and financial position.

In April, 2011, we began construction on the Phase II Changxing Facility. We estimate that the Phase II Changxing Facility will add 89,684 square meters of additional floor space with a maximum production capacity of approximately 6,667 km of cable per year. We believe we have the customer base, technological, manufacturing and research and development capabilities to take advantage of the growing cable and wire market to produce high levels of sales and profits over the next few years.

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

With the completion of the Phase I Changxing Facility, we plan to enhance the development of marine cable (one of our specialty cable products), including submerged cable used to transfer data and telecommunications and marine cable used in shipbuilding. We have recently begun to develop carbon fiber composite cable, which is a new type of cable composed of  carbon fiber and a metallic conductor.  Carbon fiber is one of the most advanced cable products in China and has the potential for higher gross margins than other types of specialty cable. Carbon fiber composite cable is lighter than pure metal cable and has better electrical conductivity. We believe it can be useful in upgrading China’s power grid. We also believe the use of carbon fiber composite cable could alleviate the  pressure on cables caused by natural disasters, including heavy snowfall. We are one of the few manufacturers in China producing carbon fiber composite cable.  With this new technology, we expect that carbon fiber composite cable will be one of our primary areas of our focus for growth in the next few years.  Additionally, we are developing cable for “new energy” sources such as wind and solar energy, which we believe will also be cable products with high-margin potential.

              Dalian Befut, together with its two subsidiaries, Dalian Yuansheng and Befut Zhong Xing,  currently hold 17 patents and have 47 pending patent applications with respect to our cable products, and we are the only company in the PRC cable and wire industry holding a patent for watertight cable. The patent for carbon fiber composite cable is owned by Dalian Yuansheng, Dalian Befut’s recently acquired subsidiary.

The following table shows the sales of our products in our three main categories (traditional cable, specialty cable and switch appliances) as a percentage of total sales for the fiscal years ended June 30, 2011, 2010 and 2009:

	Percentage of Total Sales for Fiscal Years Ended June 30,
Products	2011		2010		2009
	USD	Percentage	USD	Percentage	USD	Percentage
Traditional Cable	23,998,683	43.16%	12,938,647	41.39%	10,581,298.57	54.8%

Specialty Cable
Marine Cable	9,091,051	16.35%	6,589,038	21.08%	1,274,389.97	6.6%
Petrochemical Cable	11,160,457	20.07%	5,133,764	16.42%	1,409,552.55	7.3%
Mine Specialty Cable	9,188,496	16.53%	5,862,434	18.75%	3,784,552.04	19.6%
Total Specialty Cable	29,440,004	52.95%	17,585,236	56.25%	6,468,494.56	33.5%

Other Cable	N/A	N/A	N/A	N/A %	2,259,145.87	11.7%

Switch Appliances	2,159,225	3.89%	734,778	2.35	N/A	N/A

Total	55,597,912.00	100%	31,258,662.00	100%	19,308,939.00	100%

The following pictures illustrate the physical structure of our traditional cable and marine cable:

Traditional Cable

Marine Cable

Manufacturing

OEM Agreements

We conduct substantially all of our operations through, and generate substantially all of our revenues from Dalian Befut, pursuant to an Original Equipment Manufacturer Agreement, dated February 16, 2009 (the "Manufacturing Agreement") with Dalian Befut, pursuant to which (i) Dalian Befut is the exclusive manufacturer of cable and wire products for WFOE, and may not manufacture products for any other third party without the written consent of WFOE; (ii) WFOE provides all the raw materials and advance related costs to Dalian Befut, as well as provides the design requirements of the products to be manufactured; and (iii) in no event may Dalian Befut use the arrangements under the Manufacturing Agreement for commercial or noncommercial marketing or promotional activities in any form. In addition, on February 16, 2009, WFOE and Dalian Befut entered into (i) an Intellectual Property License Agreement, pursuant to which WFOE shall be permitted to use the intellectual property rights such as trademark, patents and knowhow for the marketing and sale of the products (the “IP Agreement”); and (ii) a Non-competition Agreement, pursuant to which Dalian Befut shall not compete against WFOE (the “Non compete Agreement”, together with the IP Agreement and Manufacturing Agreement, collectively, the “OEM Agreements”). We have no direct ownership interest in Dalian Befut nor do we have voting control of any shares of Dalian Befut.  As a result, these OEM Agreements may not be as effective in providing us with control over Dalian Befut as direct ownership of Dalian Befut would be.  For example, Dalian Befut may breach the OEM Agreements by deciding not to manufacture products for WFOE, and consequently the Company.  In the event of any such breach, we would have to rely on legal remedies under PRC law, which may not always be available or effective to enforce our rights, particularly in light of uncertainties in the PRC legal system.  To mitigate such a risk, WFOE has the exclusive right under the OEM Agreements, exercisable in its sole discretion, to purchase all or part of the assets and/or equity of Dalian Befut.

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

Changxing Island Manufacturing Facilities

We are in the process of constructing a new manufacturing facility located in Dalian’s Changxing Island Harbor Industrial Zone, which is located approximately 120 kilometers from Dalian.  Construction of the Phase I Changxing Facility began in 2006 and was completed in December 2009.  We relocated all of our cable manufacturing operations to the Phase I Changxing Facility and commenced operations and product manufacturing at this facility in April 2010.  The Phase I Changxing Facility boasts 45,477 square meters of floor space, consisting of 24,964 square meters of production space, 5,326 square meters of warehouse space, 8,264 square meters of office space, and 6,923 square meters of supporting facilities space.  The Phase I Changxing Facility has over 70 sets of advanced wiring equipment, 20 of which are newly purchased sets.  The Phase I Changxing Facility currently has a production capacity of 2,400 km of cable per year, which is three times the amount we were able to produce at our old manufacturing facility.  The Phase I Changxing Facility is estimated to reach its full production capacity of approximately 4,000 km of cable per year by June 30, 2013.

            Construction of the Phase II Changxing Facility commenced in April 2011 and is expected to be completed by the end of 2012.  The Phase II Changxing Facility will cover 89,684 square meters of floor space, and will be used primarily for the development and production of specialty cable in accordance with our plan to focus our business on specialty cable over the next five years.  After completion of the Phase II Changxing Facility, our total production capacity is expected to reach approximately 10,667 km of cable per year.

Previously, our cable manufacturing was conducted at a manufacturing facility located in the city of Dalian with a production capacity of approximately 800 km of cable per year.  We now use our old manufacturing facility for the production of switch appliances.

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

The following illustration shows the basic steps in the manufacturing process of our cable products:

Raw Materials and Suppliers

Our primary raw materials are copper wire, insulation materials and protective materials. Our main suppliers for copper wire for the fiscal year ended June 30, 2011 are Dalian Lian Zhong Hai Fu Tong Co., Ltd, Tianjin Huabei Cable Factory and Shenyang Tailida Copper Co., Ltd.  Our main suppliers for insulation and protective materials for the same period are Zhejiang Wanma Polymer Material Co., Ltd. and Tianjin Wuqing District Houxiang County Jianwei Metal Hardware Factory.

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

The following is a list of our top suppliers expressed as a percentage of the U.S. dollar amount of total raw materials purchased in the fiscal year ended June 30, 2011:

Ranking	Suppliers	Total Amount (USD)	Percentage of Total Purchases

1	Dalian Lian Zhong Hai Fu Tong Co., Ltd	11,253,596	24.69%

2	Tianjin Huabei Cable Factory	9,343,502	20.50%

3	Shenyang Tailida Copper Co., Ltd.	4,165,992	9.14%

4	Shenyang Jiuxing Cable Limited Company	3,000,823	6.58%

5	Kaiyuan city dragon metal trade limited company	2,114,577	4.64%

Distribution, Sales Network and Customers

We sell our products through a team of 24 full-time sales personnel located in Dalian and another 20 full-time sales personnel located at 14 sales branch offices in major cities throughout China, including in Beijing, Shenyang, Tianjin, Jilin, Harbin and Benxi. In addition, we have contracted with five distributors to sell our products.  Normally, the contracts we have with the distributors are for one year and are non-exclusive. In the year ended June 30, 2011, most of our sales were generated by our full-time sales personnel, who are responsible for maintaining business relationships with our customers.

As of June 30, 2011, we had a total of approximately 500 customers located throughout China.

In the year ended June 30, 2011, our five largest customers accounted for approximately 18.90% of our total sales, among which COSCO Dalian Shipyard Co., Ltd. was the largest, accounting for 4.77% of our total revenue. These key customers and their respective percentages of our total sales are listed below:

Top 5 Customers for the Fiscal Year Ended June 30, 2011

Customer Name	Product	Sales (USD)	% of Total Sales
COSCO Dalian Shipyard Co., Ltd.	Marine Cable	2,687,407	4.77%
Liaohe Oilfield	Special Cable	2,170,809	3.86%
Huaneng Beijing Thermal Power Co., Ltd.	Electric Cable	2,035,805	3.62%
Tianjin Xingang Shipbuilding Heavy Industry Co., Ltd.	Marine Cable	1,991,690	3.54%
Marine Equipment Co., Ltd.	Marine Cable	1,751,297	3.11%

Top 5 Customers for the Fiscal Year Ended June 30, 2010

Customer Name	Product	Sales (USD)	% of Total Sales
Dalian Huasheng Electrical Installation Co., Ltd.	Electric Cable	2,894,472	10.03%
COSCO Dalian Shipyard Co., Ltd.	Marine Cable	2,755,916	9.55%
Tianjin Xingang Shipbuilding Heavy Industry Co., Ltd.	Marine Cable	2,607,949	9.03%
Angang Steel Co., Ltd. Bayuquan Steel Branch	Electric Cable	2,593,340	8.98%
China Nuclear Power Engineering Co., Ltd. North Branch	Mining Cable	2,406,732	8.34%

Since the Phase I Changxing Facility became operational in April 2010, our increased production capacity has enabled us to adjust our sales strategy to increase our focus on larger customers that desire higher volumes of our products.  As a result, in fiscal 2011 we experienced increased total revenue, much of which was derived from sales to these larger customers.

Growth Strategy

Our objective is to become the leading manufacturer of specialty cable products in China.  We intend to achieve this objective by pursuing a growth strategy that includes:

Increase focus on high-margin specialty products.   To meet the growing demand for specialty cable products, we plan to increase the production of high-margin specialty cable from approximately 52.55% to approximately 60% of our total production volume over the next three to five years.  In addition, we plan to produce submarine cable, carbon fiber composite cable and other high-end cable products with high profit margins, increasing our sales and financial performance.

Our sales generated from specialty cable in our fourth fiscal quarter ended June 30, 2011 accounted for 52.55% of our total sales revenue in that quarter.  Additionally, current economic policy in China encourages marine construction, mining, petrochemical and new energy industries.  Based on these factors, in our fiscal year ending June 30, 2012 we plan to continue devoting more resources to developing, marketing and selling petrochemical and marine cable and investing in our new high-margin product, carbon fiber composite cable.

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

Expand production capacity.  In order to accommodate the increasing demand for our products, we intend to expand our current production capacity of 2,400 km of cable per year to 4,000 km of cable per year by maximizing the production capacity from our Phase I Changxing Facility.  Upon its completion, the Phase II Changxing Facility will further increase our production capacity.  An increase in production capacity will allow us to produce and sell a higher quantity of products while lowering our manufacturing costs due to economies of scale.  The Phase II Changxing Facility will expand our production capacity for specialty cable.

Expand into new markets.   We plan to enter into new markets, such as the submarine cable market and the “new energy” cable market, which includes the production of wind and solar energy cable. We entered into the switch appliance market in fiscal 2010.  Because switch appliances are not our primary business, the sales of switch appliances only accounts for 4% of our total revenue for the fiscal year ended June 30, 2011.

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

Seasonality

Demand for our traditional cable is generally lower from January to March than from April to December primarily due to the Chinese new year and spring festival which occurs from January to March. Sales of our specialty cable products have not experienced seasonal trends. We believe that  our expanding focus on specialty cable products will significantly reduce the impact of seasonality on our overall business.

Research and Development

For the fiscal years ended June 30, 2011 and 2010, we spent $1,118,288 and $880,944 on research and development, respectively. We significantly increased our budget for research and development in fiscal 2011 compared to fiscal 2010, all of which was spent on the research and development of new technologies which are the subject of 47 pending patent applications (including fees associated with the application process).  We maintain an internal research and development department staffed with 40 senior technical employees consisting of 31 full-time employees and 9 part-time employees.

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

We plan to continue differentiating ourselves from our competitors by focusing our activities on developing the most advanced products in the cable and wire industry.

Intellectual Property

Trademarks.  Dalian Befut is the registered holder of the following trademark, which is registered with the Trademark Office of the State Administration for Industry and Commerce in China.

M∙Q∙E

The registered scope of use of this trademark includes wire products such as wire cable, electric wire, power materials (electric wire and wire cable), and electric resisters for copper wire. The current registered term of the trademark expires on September 6, 2021.  Under the PRC Trademark Law, registered trademarks are granted for a term of ten years and are renewable for additional terms. Each renewal is limited to a ten-year term and the registrant must continue to use the trademark and apply for a renewal within six months prior to the expiration of the current term.

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

Patents.  Dalian Befut, together with its two subsidiaries, Dalian Yuansheng and Befut Zhong Xing, have seventeen registered patents in China.  The following table provides information regarding each patent.

Name of Patent	Type of Patent	Patent No.	Inventor’s Name	Date of Application	Date of Publication and Term
Intelligent reactive power compensation for automatic screen	Utility model	ZL200720184912.4	Dalian Befut Wire & Cable Manufacturing Co., Ltd	12/14/2007	10/15/2008; Term: 10 years from 10/15/2008 to 10/14/2018

Automatic Protection Ni-mh Battery Screen	Utility model	ZL200720184913.9		12/14/2007	01/07/2009 Term: 10 years from 01/07/2009 to 01/06/2019

New tide-proof power cable	Utility model	ZL200820015254.0	Guoxiang Liu, Hongming Wu, Ying Zhao and Hongbo Cao	08/29/2008	06/10/2009 Term: 10 years from 06/10/2009 to 06/09/2019

Sonar watertight cable	Utility model	ZL200820015255.5		08/29/2008	06/10/2009 Term: 10 years from 06/10/2009 to 06/09/2019

Environmentally friendly wire & cable of low-smoke, halogen-free, fire-retardant insulation	Utility model	ZL200820015256.X		08/29/2008	06/10/2009 Term: 10 years from 06/10/2009 to 06/09/2019

Mine fire-retardant rubber branch of the pre-cable	Utility model	ZL200820015332.7		09/01/2008	06/10/2009 Term: 10 years from 06/10/2009 to 06/09/2019

High-temperature plastic extrusion die-tool	Utility model	ZL200820015331.2	Guoxiang Liu, Hongming Wu, Ying Zhao and Hongbo Cao	08/29/2008	08/12/2009 Term: 10 years from 08/12/2009 to 08/12/2019

High-strength silicone rubber motor lead wire	Utility model	ZL201020271860.6	Hongming Wu, Yuanfeng Liu, Lan Luan, Zhou yong Han, Ying Zhang, Hongbo Cao	07/27/2010	04/20/2011 Term:10 years from 04/20/2011 to 04/20/2021

Aviation fluoroplastic F46 insulated shielded wire	Utility model	ZL201020271862.5		07/27/2010	04/20/2011 Term:10 years from 04/20/2011 to 04/20/2021

PVC insulated nylon shielded wire	Utility model	ZL201020271858.9		07/27/2010	02/09/2011 Term:10 years from 02/09/2011 to 02/09/2021

A carbon fiber hotline	Utility model	ZL201020271844.7		07/27/2010	02/09/2011 Term:10 years from 02/09/2011 to 02/09/2021

Glass fiber and carbon fiber composite core for power cable	Utility model	ZL200920012806.7	Dalian Yuansheng Technology Development Co., Ltd.	04/10/2009	04/28/2010 Term:10 years from 04/28/2010 to 04/28/2020

A modular carbon fiber cable for embedded in heating floor	Utility model	ZL201020283590.X	08/06/2010	03/23/2011 Term:10 years from 03/23/2011 to 03/23/2021

New dual-core convoluted carbon fiber composite cable	Utility model	ZL201020283661.7	08/06/2010	03/23/2011 Term:10 years from 03/23/2011 to 03/23/2021

A single conductor carbon fiber geothermal cable	Utility model	ZL201020283662.1	08/06/2010	03/23/2011 Term:10 years from 03/23/2011 to 03/23/2021

A new type of carbon fiber electric boiler	Utility model	ZL201020283664.0	08/06/2010	03/23/2011 Term:10 years from 03/23/2011 to 03/23/2021

A new type of carbon fiber electric kettle	Utility model	ZL201020283665.5	08/06/2010	03/23/2011 Term:10 years from 03/23/2011 to 03/23/2021

In addition to the registered patents, Dalian Befut, together with its two subsidiaries, Dalian Yuansheng and Befut Zhong Xing, have pending applications for 47 additional patents as set forth in the table below.

Name of Patent	Type of Patent	Patent No.	Inventor’s Name	Date of Application	Date of Acceptance of the Application by the PRC IP Office	Status of Application
Pre-fabricated branched cable	Utility model	200920247890.0	Hongbo Cao	11/06/2009	11/06/2009	Patent Pending

Thermocouple compensation cable with flame retardant	Utility model	200920247891.5		11/06/2009	11/06/2009	Patent Pending

BXVW outdoor weather-proof sheathed cable	Utility model	200920247892.X		11/06/2009	11/06/2009	Patent Pending

Measurement and computer input cable	Utility model	200920247894.9		11/06/2009	11/06/2009	Patent Pending

Fluoroplastic -46 insulated shielded wire	Utility model	200920247889.8		11/06/2009	11/06/2009	Patent Pending

Halogen-free flame-retardant thermocouple compensation cable	Utility model	200910219723.X	Hongbo Cao	11/10/2009	11/10/2009	Patent Pending

Flame-retardant BXVW outdoor weather-proof sheathed cable	Utility model	200910219732.9		11/10/2009	11/10/2009	Patent Pending

Flame-retardant silicon rubber insulated and sheathed measurement and computer input cable	Utility model	200910219731.4		11/10/2009	11/10/2009	Patent Pending

High-strength silicone rubber motor lead wire	Invention model	200910219726.3		11/10/2009	11/10/2009	Patent Pending

High-strength silicone rubber motor lead wire	Utility model	200910219726.4		11/10/2009	11/10/2009	Patent Pending

Aviation fluoroplastic -46 insulated, shielded wire	Utility model	200910219727.8		11/10/2009	11/10/2009	Patent Pending

Flame-retardant, fire-resistant, halogen-free pre-fabricated branched cable	Utility model	200910219719.3		11/10/2009	11/10/2009	Patent Pending

Shielded instrumentation cable for communication equipment	Utility model	200910219842.5	Hongbo Cao	11/13/2009	11/13/2009	Patent Pending

Shielded signal cable for metro communication	Utility model	200910219843.X		11/13/2009	11/13/2009	Patent Pending

A new type of wind cable	Utility model	200910219840.6		11/13/2009	11/13/2009	Patent Pending

Safety explosion-proof type computer input cables	Utility model	200910219841.0		11/13/2009	11/13/2009	Patent Pending

A new type of control cable for nuclear power station	Utility model	200910219914.6	Hongbo Cao	11/17/2009	11/17/2009	Patent Pending

New type wind cable	Utility model	200920248142.4		11/17/2009	11/17/2009	Patent Pending

Computer input cables	Utility model	200920248147.7		11/17/2009	11/17/2009	Patent Pending

Flexible shielded control cable for marine engine	Invention model	200910219917.X		11/17/2009	11/17/2009	Patent Pending

Flexible shielded control cable for marine engine	Utility model	200910219917.5		11/17/2009	11/17/2009	Patent Pending

Shielded signal cable for metro communication	Utility model	200920248141.X		11/17/2009	11/17/2009	Patent Pending
A type of high-temperature fire-resistant shielded cable	Invention patent	201010228208.0	Hongbo Cao	07/16/2010	07/16/2010	Patent Pending

Aluminum-plastic composite shielded halogen-free fire-retardant cable	Utility model	201020502130.2	Dalian Befut Wire & Cable Manufacturing Co., Ltd	08/24/2010	08/24/2010	Patent Pending

Halogen-free low-smoke fire-retardant extension type of cable with steel armor	Utility model	201020502119.6		08/24/2010	08/24/2010	Patent Pending

Intrinsically safe explosion-proof type computer input cable	Utility model	201020502128.5		08/24/2010	08/24/2010	Patent Pending

Fire-retardant fire-resistant halogen-free pre-fabricated branched cable	Utility model	201020502111.X	Hongbo Cao	08/24/2010	08/24/2010	Patent Pending

Fire-resistant control cable	Utility model	201020502103.5		08/24/2010	08/24/2010	Patent Pending

Crane control cable	Utility model	201020293825.4	Dalian Befut Wire & Cable Manufacturing Co., Ltd	08/17/2010	08/17/2010	Patent Pending

Waterproof power cable	Utility model	201020293822.0		08/17/2010	08/17/2010	Patent Pending

Wind energy cable	Utility model	201020293823.5		08/17/2010	08/17/2010	Patent Pending

Polyolefin shielded halogen-free low-smoke fire-retardant thermocouple cable	Utility model	201020293814.6	Hongbo Cao	08/17/2010	08/17/2010	Patent Pending

High-temperature fire-resistant control cable	Utility model	201020293815.0	Dalian Befut Wire & Cable Manufacturing Co., Ltd	08/17/2010	08/17/2010	Patent Pending

A carbon fiber composite core electric heating cable and processing technology	Invention patent	201010246591.2	Dalian Yuansheng Technology Development Co., Ltd.	08/16/2010	12/15/2010	Patent Pending

A self-extinguishing carbon fiber cable	Invention patent	201010246585.7		08/16/2010	12/15/2010	Patent Pending

New type of carbon fiber composite wire for heat energy transmission	Invention patent	201010246584.2		08/16/2010	02/16/2011	Patent Pending

Method to repair surface layer of carbon fiber cable	Invention patent	201010246583.8		08/16/2010	12/08/2010	Patent Pending
A Carbon Fiber Cable for Human Health	Utility Model	201020283674.4		08/06/2010	08/06/2010	Patent Pending

New Type Cable Made of Carbon Fiber Reinforced Material	Utility Model	201020283671.0		08/06/2010	08/06/2010	Patent Pending

A Carbon Fiber Composite Material Pultrusion Technology Products	Utility Model	201020283673.X		08/06/2010	08/06/2010	Patent Pending

A New Type Carbon Fiber Cable for Mining	Utility Model	201020283663.6		08/06/2010	08/06/2010	Patent Pending

Pultrusion Process Positioning Dipping Device	Utility Model	201020283672.5		08/06/2010	08/06/2010	Patent Pending

Carbon Fiber Far Infrared Electric Heating Blanket	Utility Model	201020283569.0		08/06/2010	08/06/2010	Patent Pending

A New Type of Mining Cable Hook	Utility Model	201020283566.7		08/06/2010	08/06/2010	Patent Pending

A New Type of Carbon Fiber Composite Board	Utility Model	201020283563.3		08/06/2010	08/06/2010	Patent Pending

New Type Carbon Fiber Composite Cable Body for Electric Power Transmission	Utility Model	201020283578.X		08/06/2010	08/06/2010	Patent Pending

A Carbon Fiber Composite Cable	Utility Model	201020283588.3		08/06/2010	08/06/2010	Patent Pending

Under the PRC Patent Law, a patent is valid for a term of twenty years in the case of an invention and a term of ten years in the case of utility models and designs. Our pending patents are for both utility models and inventions. Any use of a patent without consent or a proper license from the patent owner constitutes an infringement of patent rights. We cannot assure you that any patent applications filed by us will be approved in the future.

With respect to intellectual property rights such as trademarks and patents as described above and know-how for the marketing and sale of the products manufactured by Dalian Befut, WFOE and Dalian Befut have entered into an Intellectual Property License Agreement, pursuant to which, WFOE is permitted to use Dalian Befut’s trademarks, patents (except newly issued patents not existing as of the date of the agreement) and know-how for nominal consideration.  After any of the above patent applications are granted, WFOE intends to either enter into a similar Intellectual Property License Agreement with Dalian Befut or we will arrange for the transfer of such patents from Dalian Befut to WFOE in the future.

Competition

Currently, there are approximately 7,000 manufacturers in China producing a variety of types of cable and wire. Among  these manufacturers, we estimate that approximately 2,000 manufacturers have the capability to produce specialty cable, approximately 40 of such manufacturers have the capability to produce nuclear cable and approximately 20 have the capability to produce marine cable. Unlike most other competitors, we are capable of producing both nuclear cable and marine cable. In addition, we are one of the few manufacturers in China producing carbon fiber composite cable.

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

Competitive Advantages

We believe we have the following competitive advantages:

•
We have a strong research and development team.  We believe we have an exceptional research and development team with highly skilled personnel, many of whom are former employees of the Shenyang Electric Cable Factory, a state owned enterprise and formerly one of Asia’s largest cable companies. Our team also includes experts from Dalian Science and Technology University.

•
We have the unique ability to produce certain types of specialty cable.  We are one of a few manufacturers in China producing carbon fiber composite cable, an advanced cable product that can be utilized for upgrading China’s power grid.  The patent for carbon fiber composite cable is held by Dalian Yuansheng, Dalian Befut’s recently acquired subsidiary.    Additionally, we are the only company in the PRC cable and wire industry holding a patent for watertight cable.  These specialty cable products are high-margin products with great market potential in the cable and wire industry.

•
We have modern production facilities.   Our Phase I Changxing Facility has greatly increased our production capacity. We believe that such expansion provides us with a significant advantage in terms of production scale and capacity in northeastern China.  The addition of the Phase II Changxing Facility will make our production capabilities even more competitive.  The construction of the Phase II Changxing Facility commenced in April 2011 and is expected to be complete by December 31, 2012.

•
We have a strong internal sales force.  We primarily sell our products to our customers through our internal sales force of 44 people with minimal reliance on distributors or outside sales personnel.  We believe this approach enables us to enjoy lower sales costs and higher profit margins than many of our competitors.

•
Our geographic location allows us to better serve our regional customer base.  There are currently more than 100 companies located in northern China that, on average, purchase at least $7 million of specialty cable per year. As most of our competitors are located in southern China, our geographic location provides us with a significant advantage over them with respect to attracting large customers in northern China due to lower transportation costs, regional relationships and similar cultural backgrounds.

Certifications

We have obtained qualifications in specialty cable production and we are a nationally-designated enterprise for coal mining and mechanical products.  Additionally, we have obtained classification society certifications from the China Classification Society, RINA Italy Classification Society, American Bureau of Shipping, Germanischer Lloyd, Nippon Kaiji Kyokai and Korean Register of Shipping for our marine cable.  We have also received a MIL-Spec Quality Management System certification.  As of June 30, 2011, we are one of 29 designated suppliers of  China National Petroleum Corporation, one of the  largest companies in the world with very strict standards of selecting cable and wire suppliers, further evidencing the quality of our cable products.

Environmental Compliance

We are subject to environmental regulations that are generally applicable to manufacturing companies in the PRC. For example, we obtained necessary approvals for our new manufacturing facilities. We are also subject to periodic inspection by environmental regulators and must follow specific procedures in some of our processes. As of the date of this report, we are in material compliance with the environmental regulations and approved practices applicable to us.

Employees

We currently have 300 employees in total, of whom  291 are full-time and  9 are part-time.

Government Regulation

We are subject to the recent PRC State Administration of Foreign Exchange (“SAFE”) regulations regarding offshore financing activities by PRC residents. SAFE issued a public notice in October 2005 requiring PRC domestic residents to register with the local SAFE branch before establishing or controlling any company outside of China for the purpose of capital financing with assets or equities of PRC companies, referred to in the notice as an “offshore special purpose company.”  For details, please see the risk factor – “Recent PRC regulations relating to the establishment of offshore special purpose companies by PRC domestic residents may subject our PRC resident beneficial owners  to personal liability, limit our ability to inject capital into our PRC subsidiaries, limit our subsidiaries’ ability to increase their registered capital or distribute profits to us, or may otherwise adversely affect us.” under “ITEM 1A. RISK FACTORS - Risks Related to Doing Business in the PRC.”  The PRC domestic residents that were former shareholders of the WFOE fully complied with the SAFE regulations and have duly registered with the SAFE in accordance with the public notice.

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

In 2006, we obtained a license from the Dalian customs bureau for importing and exporting cable, wire and power equipment. We renewed this license in July 2009 and extended the expiration date to July 20, 2012.

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

Previously, our customer base has been highly concentrated. For the year ended June 30, 2011 and 2010, our five largest customers accounted for 18.9% and 46% of our total sales, respectively, and the  largest customer accounted for approximately 4.77% and 10.0% of our total sales in such periods, respectively.  As our customer base may change from year-to-year, during such years that the customer base is highly concentrated, the loss of, or reduction of our sales to, any of such major customers could have a material adverse effect on our business, operating results and financial condition. Moreover, our success will depend in part upon our ability to obtain orders from new customers, as well as the financial condition and success of our customers and general economic conditions.

Shortages or disruptions in the availability of raw materials, especially copper, could have a material adverse effect on our business.

Copper, protective materials and insulation materials are our principal raw materials used in the manufacture of our cable products.  Copper, our principal raw material, accounted for approximately 85.13% of our raw material purchases during the fiscal year ended June 30, 2011.  We expect that copper will continue to account for a significant portion of our raw material purchases in the future. The price of raw materials fluctuate because of general economic conditions, global supply and demand and other factors causing monthly variations in the costs of our raw materials purchases. These macro-economic factors, together with labor and other business interruptions experienced by certain raw material suppliers, have contributed to periodic shortages in the supply of raw materials to other industry participants. Likewise, we could suffer shortages in the future, although we do not expect shortages of any material nature in the foreseeable future. If we are unable to procure adequate supplies of raw material to meet our future production needs and customer demand, shortages could result in a material loss of customers and revenues and adversely impact our results of operations. In addition, supply shortages or disruptions or the loss of key suppliers may cause us to procure our raw materials from less cost effective sources and may have a material adverse affect on our business, revenues and results of operations.

We depend on a few suppliers for a significant portion of our principal raw materials and we do not have any long-term supply contracts with our raw materials suppliers. Interruptions of production at our key suppliers may affect our results of operations and financial performance.

We rely on a limited number of suppliers for most of the raw materials we use.  During the fiscal year ended June 30, 2011, our purchases from our five largest suppliers of raw materials represented approximately 65.55% of our total raw material purchases. Purchases from our five largest suppliers of raw materials were approximately 77% and 62% in 2010 and 2009, respectively. Interruptions or shortages of supplies from our key suppliers of raw materials could disrupt production or impact our ability to increase production and sales. We do not have long-term or volume purchase agreements with our suppliers.  Although there is a large pool of suppliers available to provide our raw materials, including copper, our principal raw material, we may have limited options in the short-term for alternative supply if our existing suppliers fail for any reason, including their business failure or financial difficulties, to continue the supply of materials or components. Moreover, identifying and accessing alternative sources may increase our costs. Interruptions at our key suppliers could negatively impact our results of operations, financial performance and the price of our common stock.

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

To increase our production capacity, especially for specialty cable products, we are constructing a new manufacturing facility in the industrial zone of Changxing Island (the “Project”), located approximately 120 kilometers from Dalian.  Phase I of the Project, comprising approximately 25,000 square meters of production facilities, became operational in April 2010 and has increased our annual production capacity from 800 km to 2,400 km.  We plan to increase our production capacity of specialty cable products in Phase II of the Project, the construction of which is expected to be completed by the end of 2012.   Our decision to increase our manufacturing capacity was based primarily on our goal to focus on specialty cables as our main business in the next five years. If actual customer orders are less than our projected market demand of specialty cables, we may suffer overcapacity problems and may have to leave capacity idle, which can reduce our overall profitability and hurt our financial condition and results of operations.

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

Our success, competitive position and future revenues will depend in part on our ability to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties.  Dalian Befut, together with its two subsidiaries, Dalian Yuansheng and Befut Zhong Xing, hold seventeen registered patents in the PRC and have 47 patents applications that are pending approval, which may take up to two years.  However, we cannot assure you such patents will be issued, or that existing or future issued patents will be sufficient to provide us with meaningful protection or commercial advantage.

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

We depend, to a large extent, on the abilities and participation of our current management team, but have a particular reliance upon Mr. Hongbo Cao, our CEO, President and Chairman of the Board of Directors of the Company.  The loss of the services of Mr. Cao, for any reason, may have a material adverse effect on our business and prospects. We cannot assure you that the service of Mr. Cao will continue to be available to us, or that we will be able to find a suitable replacement for him. We do not carry key man life insurance for our key personnel.

The wire and cable industry is specialized and requires the employment of personnel with significant technical and operational experience in the industry.  Accordingly, we must attract and retain qualified personnel in order to remain competitive. Our ability to effectively implement our business strategy will depend upon, among other factors, the successful recruitment and retention of additional management and other key personnel that have the necessary scientific, technical and operational skills and experience in the cable and wire industry. These individuals are difficult to find in the PRC and we may not be able to retain such skilled employees. If we are unable to hire individuals with the requisite experience, we may not be able to produce enough products to optimize profits, research and development initiatives may be delayed and we may encounter disruptions in production and research which will negatively impact our financial condition, results of operations and share price.

Matters relating to or arising from our recent restatements and weaknesses in our internal controls has had and may continue to have a material adverse effect on our business, operating results and financial condition, including increased costs and diversion of management’s attention.

           In connection with the restatement of our previously issued financial statements for the fiscal years ended June 30, 2009 and 2010 and the fiscal quarters ended September 30, 2010, December 31, 2010 and March 31, 2011 and our assessments of our disclosure controls and procedures under Item 307 of Regulation S-K, management concluded that as of June 30, 2010, September 30, 2010, December 31, 2010 and March 31, 2011, our disclosure controls and procedures were not effective and that we had a material weakness in our internal control over financial reporting that resulted in certain misstatements and insufficient disclosure of certain required information in our financial statements by certain inexperienced staff, which required the restatement of our financial statements for the affected periods mentioned above.  Please refer to the discussion under Item 9A, “Controls and Procedures” for further discussion of our material weaknesses as of June 30, 2011.  Should we be unable to remediate those or any other material weaknesses promptly and effectively, such weaknesses could adversely impact our public disclosures regarding our business, financial condition or results of operations, result in a material misstatement of our financial statements, cause us to fail to meet our financial reporting obligations or prevent us from providing reliable and accurate financial reports or avoiding or detecting fraud. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price. Any litigation or other proceeding or adverse publicity relating to the restatement or material weaknesses could have a material adverse effect on our business and operating results.

We are currently expending significant efforts and expense to correct the material weakness in our internal control over financial reporting but there is no guarantee that we will be able to remediate the weakness in a timely and effective manner.  In addition, we have incurred substantial unanticipated costs for accounting and legal fees and may continue to incur accounting and legal fees in connection with these matters, and our management’s time and attention has been diverted from our other business operations, which could harm our business.

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

According to the International Monetary Fund or IMF, the inflation rate in China fluctuated on an annual basis from a low rate of  -1.4% in 1999 to the highest rate of 5.9% in 2008. The inflation rate was -0.7% and 3.3% in 2009 and 2010, respectively.   These fluctuations and economic factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. In order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending.  The implementation of these and other similar policies can impede economic growth and thereby harm the market for our products.

Our subsidiaries are subject to restrictions on paying dividends and making other payments to us; as a result, we might therefore, be unable to pay dividends to you.

We are a holding company incorporated in the State of Nevada and do not have any assets or conduct any business operations other than our investments in our subsidiaries, Befut Nevada, Befut Hongkong and WFOE.  As a result of our holding company structure, we rely on WFOE, our subsidiary in the PRC, for payments of dividends, if any.  PRC regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with PRC accounting standards and regulations. Our subsidiaries are also required to set aside a portion of its after-tax profits according to PRC accounting standards and regulations to fund certain reserve funds. We may experience difficulties such as lengthy processing time from the foreign exchange administrative bureau’s side and formality requirement on paperwork in completing the administrative procedures necessary to obtain and remit foreign currency. Furthermore, if any of our subsidiaries incurs debt on its own in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments. If we are unable to receive any profits from the operations of our subsidiaries in the PRC, we may be unable to pay dividends on our common stock.

Cash flows generated by Dalian Befut, our captive OEM manufacturer, generally stay at the Dalian Befut operating level as working capital.  However, transfer of cash from Dalian Befut, as well as from our PRC subsidiaries, may be made up to the Company when necessary to meet the Company’s cash requirements, including, for example, for the satisfaction of any debt obligations or payment of cash dividends.  There are generally no PRC laws or regulations that prohibit the transfer of cash balances from the Company’s subsidiaries or Dalian Befut to the Company, as long as such transfers are made in compliance with applicable PRC laws regarding, among other things, currency controls, tax and payment of dividends.

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

The value of the RMB fluctuates and is subject to changes in political and economic conditions in the People’s Republic of China. Since July 2005, the conversion of RMB into foreign currencies, including U.S. dollars, has been based on rates set by the People’s Bank of China which are set based upon the interbank foreign exchange market rates and current exchange rates of a basket of currencies on the world financial markets. As of June 30, 2010, the exchange rate between the RMB and the U.S. dollar was 6.7909 RMB to every one U.S. dollar.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of Renminbi, or RMB, into foreign currencies and, in certain cases, the remittance of currency out of the PRC. We receive substantially all of our revenues in RMB, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where RMB is to be converted into foreign currency and remitted out of PRC to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.

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

We conduct substantially all of our operations, and generate substantially all of our revenues, through an Original Equipment Manufacturer Agreement, an Intellectual Property Rights License Agreement and a Non-competition Agreement (collectively, the “OEM Agreements”) with Dalian Befut that provide us, through our ownership of Befut Hongkong and its direct ownership of WFOE, with control over Dalian Befut and its subsidiaries, Befut Zhong Xing and Dalian Yuansheng.  We have no direct ownership interest in Dalian Befut nor do we have voting control of shares of Dalian Befut.  As a result, Dalian Befut’s shareholders, unlike those of a variety interest entity, or VIE, can dispose of their shares at their sole discretion. We depend on Dalian Befut to hold and maintain contracts with our customers.  Dalian Befut also owns or leases, as the case may be, substantially all of the intellectual property, facilities and other assets relating to the operation of our business, and employs the personnel for substantially all of our business.  Although we have been advised by Jun He Law Offices, PRC legal counsel we engaged during our corporate restructuring in connection with going public in the United States, that the rights, duties and obligations under each of the OEM Agreements with Dalian Befut are valid, binding and enforceable under PRC laws and regulations in effect, these OEM Agreements may not be as effective in providing us with control over Dalian Befut as direct ownership of Dalian Befut would be or if Dalian Befut was the VIE of WFOE.  In addition, Dalian Befut may breach the OEM Agreements by, for example, deciding not to make contractual payments to WFOE, and consequently to the Company. In the event of any such breach, we would have to rely on legal remedies under PRC law, which may not always be available or effective to enforce our rights, particularly in light of uncertainties in the PRC legal system.

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

Our Chairman, President and CEO, Mr. Hongbo Cao, has the voting rights on 13,934,072, or 46.9%, of our issued and outstanding common stock. As a major stockholder, he is able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions, including business combinations. The interests of Mr. Cao may differ from other stockholders.

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

Techniques employed by manipulative short sellers in Chinese small cap stocks may drive down the market price of our common stock.

Short selling is the practice of selling securities that the seller does not own but rather has, supposedly, borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale.  As it is therefore in the short seller’s best interests for the price of the stock to decline, many short sellers (sometime known as “disclosed shorts”) publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects in order to create negative market momentum and generate profits for themselves after selling a stock short.  While traditionally these disclosed shorts were limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, videotaping and publication by weblog (“blogging”) have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called research reports that mimic the type of investment analysis performed by large Wall Street firm and independent research analysts.  These short attacks have, in the past, led to selling of shares in the market, on occasion in large scale and broad base.  Issuers with business operations based in China and who have limited trading volumes and are susceptible to higher volatility levels than U.S. domestic large-cap stocks, can be particularly vulnerable to such short seller attacks.

These short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S., are not subject to the certification requirements imposed by the Securities and Exchange Commission in Regulation AC (Regulation Analyst Certification) and, accordingly, the opinions they express may be based on distortions of actual facts or, in some cases, fabrications of facts.  In light of the limited risks involved in publishing such information, and the enormous profit that can be made from running just one successful short attack, unless the short sellers become subject to significant penalties, it is more likely than not that disclosed short sellers will continue to issue such reports.

If we are attacked by any short sellers, while we intend to strongly defend our public filings against any attack, often times we could be constrained, either by principles of freedom of speech, applicable state law (often called “Anti-SLAPP statutes”), or issues of commercial confidentiality, in the manner in which we can proceed against the relevant short seller.  You should be aware that in light of the relative freedom to operate that such persons enjoy – oftentimes blogging from outside the U.S. with little or no assets or identity requirements – should we be targeted for such an attack, our stock will likely suffer from a temporary, or possibly long term, decline in market price should the rumors created not be dismissed by market participants.

A recent SEC investor bulletin regarding reverse mergers may drive down the market price of our common stock.

On June 9, 2011, the SEC issued an investor bulletin in which it explained the process by which a company becomes a public company by means of a reverse merger, described the potential risks of investing in a reverse merger company and detailed recent enforcement actions taken by it against certain reverse merger companies.  In particular the investor bulletin raised specific concerns with respect to foreign companies that access the U.S. markets through the reverse merger process, as we did.  The SEC investor bulletin could lead investors in our common stock to sell their shares and may cause other investors not to invest in us, thus driving down the market price of our common stock or making it more difficult for us to raise funds in the future.

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

Mortgaged Property

Dalian Befut entered into a long term loan agreement with China Development Bank Corporation in November 2009. In order to secure the loan, Dalian Befut mortgaged certain of its land use rights and owned buildings as set forth in the table below:

Loan Amount	Lending Institution	Contract Period	Type of Guarantee	Interest Rate	Property under Mortgage

RMB100 million ($14.7 million)	China Develop-ment Bank Corp.	November 2, 2009 to November 1, 2016	Mortgage	The interest rate is a variable rate equal to 5% per annum above the floating base interest for loans of the same term promulgated by the PRC’s central bank.
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

ITEM 4.                (REMOVED AND RESERVED).

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

	High Bid	Low Bid
Fiscal Year Ended June 30, 2011
06/30/2011	$1.20	$0.26
03/31/2011	$1.25	$1.20
12/31/2010	$1.05	$0
09/30/2010	$1.65	$0.35

Fiscal Year Ended June 30, 2010
06/30/2010	$-	$-
03/31/2010	$0.35	$0
12/31/2009	$0.42	$0.10
09/30/2009	$0.10	$0

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

Holders

As of September 19, 2011, there were approximately 573 shareholders of record of our common stock and an indeterminate number of beneficial holders who held our Common Stock in street name.

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

Overview

We believe that we are one of the most competitive manufacturers of specialty cables in northeastern China.  For the fiscal year ended June 30, 2011, approximately 43% of our revenues were generated from traditional cable, about 53% of revenues were generated from specialty cable and about 4% of revenues were generated from our switch application business. Our cable products consist of (i) traditional electric power system cable and (ii) an assortment of specialty cable, including marine cable, mining specialty cable, and petrochemical cable.  Our switch application business consists mainly of high and low voltage distribution cabinet switches and crane electronic control switches, which products complement our cable product offerings.

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

Recent Developments

On February 25, 2011, Dalian Befut sold its entire 86.6% equity interest in Befut Marine, a company engaged in the marketing and production of marine cables for Dalian Befut, to Mr. Fansheng Li, a noncontrolling shareholder of Befut Marine, for RMB 17,320,000 (approximately $2.68 million) in cash.  As part of the transaction, the applicable certifications required for producing marine cables that were held by Befut Marine were transferred to WFOE.  Dalian Befut, as the captive manufacturer for WFOE, will manufacture marine cable for the Company in accordance with the Manufacturing Agreement.  As a result, the Company has determined that Dalian Befut’s sale of its entire equity interest in Befut Marine does not have any material adverse effect on the Company’s operation, business and financial position.

In April, 2011, we started construction on Phase II of our new production facilities on Changxing Island  (the “Phase II Changxing Facility”). We estimate that the Phase II Changxing Facility will have a  maximum annual production capacity of 6,667 km. At June 30, 2011, we believe we have the customer base and technological, manufacturing and research and development capabilities to take advantage of the growing cable and wire market to produce high levels of sales and profits over the next few years.

Results of Operations

Fiscal year ended June 30, 2011 compared to the fiscal year ended June 30, 2010

	Fiscal year ended		%
Item	June 30, 2011	June 30, 2010	Change
Sales	$55,597,912	$31,258,662	78%
Cost of sales	$40,680,706	$22,956,708	77%
Gross profit	$14,917,206	$8,301,954	80%
Total operating expenses	$5,921,312	$3,961,745	49%
Total other income/(expenses)	$813,084	$963,518	-16%
Net income	$9,602,026	$4,512,176	113%
Gross profit margin	26.83%	26.56%	1.02%
Basic earnings per share	0.32	0.15	113%
Diluted earnings per share	0.32	0.15	113%
Weighted average number of common shares outstanding:
Basic	29,715,640	29,545,797	1%
Diluted	29,761,290	30,110,241	-1%

Sales

Our sales for the fiscal year ended June 30, 2011 were $55,597,912, representing an increase of $24,339,250, or 78%, as compared to the fiscal year ended June 30, 2010. Approximately 46% of the total increased sales was attributable to increased sales of our traditional cable products, 48% was attributable to increased sales of our specialty cable products and 6% was attributable to increased sales of our switch appliance business.

The increase in sales was primarily due to two factors: (i) an approximately 38% increase in our total sales volume driven by the increased demand for petrochemical and mining cable, and (ii) higher sales prices of our cable products and switch appliances, which were primarily the result of an approximately 10% increase in the average price of copper, our primary raw material, which we passed on to our customers.  Copper constitutes approximately 70%-80% of the raw material components in our cable products.

The percentage of total sales that was attributable to sales of specialty cable, traditional cable and switch appliances for the fiscal year ended June 30, 2011 was approximately 53%, 43% and 4%, representing a decrease of about 3%, an increase about 2% and an increase about 2%, respectively, as compared to the fiscal year ended June 30, 2010.  Fluctuations in product percentages are mainly due to the changes in the product requirements of our customers.

Cost of Sales

Cost of sales includes the expenses incurred to produce inventory for sale, including raw materials, direct labor, depreciation of manufacturing facilities and machinery, overheads, amortization of land use right  as well as changes in reserves for shrinkage and inventory obsolescence. Our cost of sales for the year ended June 30, 2011 was $40,680,706, an increase of $17,723,998, or 77%, as compared to the fiscal year ended June 30, 2010.

Gross Profit

Gross profit for the fiscal year ended June 30, 2011 was $14,917,206, representing an increase of $6,615,252, or 80%, as compared to the fiscal year ended June 30, 2010. Gross profit margin was 26.83% for the fiscal year ended June 30, 2011, representing an increase of 1.02%, as compared to fiscal year ended June 30, 2010.  The increase of gross profit margin was primarily due to the increase margin of our petrochemical cable, which have a significantly increase of 7%, as compared to the same period in 2010. The gross profit margin of each category of our products for the fiscal year ended June 30, 2011 was approximately 36% for specialty cable, 17% for traditional cable and 9% for switch appliances as compared to gross profit margins of approximately 34% for specialty cable, 17% for traditional cable and 10% for switch appliances for fiscal year ended June 30, 2010.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of salaries and bonuses for sales personnel, advertising and promotion expenses, freight charges, related compensation and professional fees, and amortization expenses. Selling expenses were $439,750 in the fiscal year ended June 30, 2011, as compared to $80,090 in the fiscal year ended June 30, 2010, representing an increase of $359,660, or 449%. The increase in selling expenses was mainly due to the increase in transportation expenses, entertainment expenses and travel expenses. General and administrative expenses were $5,481,562 for the fiscal year ended June 30, 2011, an increase of $1,599,907, or 41%, as compared to the fiscal year ended June 30, 2010. The increase of approximately $623,123 of general and administrative expenses from WFOE was mainly due to the manufacturing overhead recorded as general and administrative expense instead of cost of sales since WFOE did not generate any sales for the last six months of fiscal 2011. The increase of approximately $476,384 of general and administrative expenses from Dalian Yuansheng was due to the increased  inspection and R&D expenses related to our carbon fiber products.

Income from Operations

Our operating income was $8,995,894 for the fiscal year ended June 30, 2011, an increase of $4,655,685, or 107%, as compared to $4,340,209 for the fiscal year ended June 30, 2010.  This increase was a direct result of a significant increase in the gross profit of specialty cables, our leading product.

Government Subsidy

In the fiscal year ended June 30, 2011, we received subsidies from various PRC governmental bureaus in the aggregate amount of $2,076,750, representing an increase of $1,371,148, or 194%, as compared to subsidies of $705,602 received in the fiscal year ended June 30, 2010.  The increase of approximately $1,698,686  in government subsidies was due to the tax extension the Company received from the local tax bureau on May 20, 2011 and the Company’s recording of  the accrued income tax for calendar years 2009 and 2010 into government subsidy income. The decrease in the amount of subsidies we received for our “Sanyuan” trademark as a “famous trademark” and marine cable business partially offset the increase in government subsidies received in fiscal 2011.

Interest Expenses

Interest expense was $2,028,033 for the fiscal year ended June 30, 2011, an increase of $1,630,333, or 410%, as compared to $397,700 for the fiscal year ended June 30, 2010.  The increase of the interest expense was mainly due to a 7 year long-term bank loan in the amount of $14.8 million we obtained from the PRC National Development Bank Joint Equity Corporation at the end of 2009 and the significant increase of average short-term bank loans for the fiscal year ended June 30, 2011, as compared to the fiscal year ended June 30, 2010. Meanwhile, the interest expense was recorded for the fiscal year ended June 30, 2011, but capitalized for the same period in 2010.

Income Taxes

In the fiscal year ended June 30, 2011, our business operations were conducted solely by WFOE, Dalian Befut and its subsidiaries, and as such, we were governed by the PRC Enterprise Income Tax Laws (the “EIT Law”). China enterprise income tax is calculated based on taxable income determined under Chinese generally accepted accounting principles. In accordance with the EIT Law, a Chinese domestic company is subject to taxes, including but not limited to: (i) an enterprise income tax rate of 25% and (ii) a value added tax of 17% on the goods sold.

Provision for income taxes was $672,337 for the fiscal year ended June 30, 2011, a decrease of $234,746, or 26%, compared to $907,083 for the fiscal year ended June 30, 2010.

Net Income

Net income for the fiscal year ended June 30, 2011 was $9,602,026, an increase of $5,089,850, or 113%, as compared to net income of $4,512,176 for the fiscal year ended June 30, 2010. The increase was mainly attributable to the increase of $4,655,685 in income from operations, the increase of $1,371,148 in government subsidy income and the increase of $267,359 in income from discontinued operations, which was partially offset by an increase in interest expense of $1,630,333.

Outlook

Our management team believes that we will experience annual sales growth of over 30% in our fiscal year ending June 30, 2012.  Our growth projections for fiscal 2012 and beyond are based on several factors, including the following:

•
We have invested $5.5 million to purchase approximately150,000 square meters of land (including the land reserved for the construction of the Phase II Changxing Facility) and $14.5 million on the construction of the Phase I Changxing Facility, which has increased our annual production capacity from 800 km to 2,400 km, and is expected to reach an maximum annual production capacity of 4,000 km by June 2013.

•
We commenced construction of the Phase II Changxing Facility in April, 2011. We will invest approximately $27 million on the construction of the Phase II Changxing Facility, which is slated for completion by December 31, 2012 and will eventually have a maximum annual production capacity of 6,667 km.

•
We had 30 large customers in fiscal 2011, each with specialty cable purchase orders totaling least $7 million per year, as compared to 23 large customers in fiscal 2010. In addition, we have relationships with at least 30 potential customers that also qualify as “large” customers. Based on discussions and sales orders with our new and existing large customers, we believe we can achieve approximately $74 million in sales for fiscal 2012. We expect our increased production capacity, industry reputation and the increased demand in wire and cable market to contribute to higher sales for us in 2012.

•
At June 30, 2011, our working capital was approximately $11.59 million, which we believe to be sufficient to meet the financing needs of our recent developments. In 2009, we secured a $14.7million long-term loan from China Development Bank Corporation, primarily to finance the construction of our new production facilities on Changxing Island. To support the high level of growth we expect in fiscal 2012, we intend to consummate a debt and/or equity financing, if we can obtain terms acceptable to us.

•
We will continue to consider strategic acquisitions of, or investments in, companies that complement our growth strategies and can expand our product offerings. On July 23, 2010, Dalian Befut acquired its subsidiary, Dalian Yuansheng, which is expected to provide Dalian Befut with the conductive carbon fiber raw materials necessary for the production of carbon fiber composite cable products. The use of carbon fiber raw materials is strongly supported by the PRC government’s 12th Five-Year Plan. . On May 25, 2011, Dalian Befut was selected as an anchor tenant in the Puwan New Area development zone, where it will build a new facility to develop carbon fiber composite materials.

Liquidity and Capital Resources

Selected Measures of Liquidity and Capital Resources

The following table sets forth certain relevant measures regarding our liquidity and capital resources:

(dollars in thousands, except ratios)	June 30, 2011	June 30, 2010

Cash and cash equivalents and restricted cash	$6,290	$2,500

Working capital	$11,812	$4,833

Ratio of current assets to current liabilities	1.4:1	1.4:1

We have historically financed our operations and capital expenditures through cash flows from operations and bank loans.

Our approximately $6.98 million increase in working capital from June 30, 2010 to June 30, 2011 was primarily due to the increase of $22.38 million of current assets, which was partially offset by the increase of $15.4 million of current liabilities. The increase of current assets mainly includes the increase of $3.79 million of cash and cash equivalents and restricted cash, the increase of $8.87 million of account receivables, the increase of $3.44 million of loans to unrelated parties, and the increase of $2.1 million of inventory. The increase of current liabilities mainly includes the increase of $5.55 million of short term bank loans, the increase of $3 million of loans from unrelated parties, the increase of $2.74 million of advance from customers and the increase of $3.09 million of trade notes payable.

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

Cash Flows

We had a net increase of $1,404,973 in cash and cash equivalents from June 30, 2010 to June 30, 2011. The following table summarizes such changes:

	For the fiscal year ended
	June 30, 2011	June 30, 2010
Net cash provided by (used in) operating activities	$(47,861)	$7,568,370
Net cash used in investing activities	$(5,915,290)	$(13,853,463)
Net cash provided by financing activities	$7,270,485	$7,372,367
Net increase in cash, cash equivalents	$1,404,973	$1,108,872

Operating Activities

We used net cash of $47,861 for our operating activities in the fiscal year ended June 30, 2011, representing a decrease of $7,616,231, or 159%, as compared to net cash of $7,568,370  provided in the fiscal year ended June 30, 2010. Although the net income for the fiscal year ended June 30, 2011 was $9,602,026, representing a significant increase of $5,089,850, or 113%, as compared to net income of $4,512,176 for the fiscal year ended June 30, 2010, we still used net cash of $47,861 for our operating activities. The negative operating cash flow was primarily due to the increase of accounts receivable and inventory that we incurred as a result of significantly higher sales, as described earlier. The increase of approximately $1.9 million of inventory was mainly due to the increase of raw materials and finished goods in our expanded manufacturing operations. The increase of approximately $1.7 million in exempted  income taxes was due to the tax exemption we received from the local tax bureau on May 20, 2011.

Investing Activities

The net cash used in our investment activities in the fiscal year ended June 30, 2011 was $5,915,290, representing a decrease of $7,938,173, or 57%, as compared to $13,853,463 of net cash used in investment activities in the fiscal year ended June 30, 2010. The decrease was mainly due to, among other things, less cash used to pay property and equipment expenses, and cash in the amount of approximately $2.47 million received from the sale of Dalian Befut’s entire equity interest in Befut Marine, which was partially offset by cash outflows, such as loans for approximately $3.3 million made to unrelated parties, including Dalian Haide Electric Power Equipment Co., Ltd., one of our research and development partners, to fund  their working capital requirements.  As of June 30, 2011, we had $4,495,767 in outstanding in loans to unrelated parties, as described in Note 6 to our consolidated financial statements.

Financing Activities

The net cash provided by our financing activities in the fiscal year ended June 30, 2011 was $7,270,485, representing a decrease of $101,882, or 1.4%, as compared to $7,372,367 of net cash provided in the fiscal year ended June 30, 2010. The increase was mainly due to approximately $4.55 million less in long and short term bank loans and approximately $2.84 million more in borrowings from unrelated parties in the fiscal year ended June 30, 2011, as compared in the fiscal year ended June 30, 2010. Approximately $11.3 million in cash provided by financing activities was primarily from additional short term bank loans obtained during the period.

Financial Obligations

As of June 30, 2011, our outstanding loans were as follows:

Creditors	Loan Amount	Interest Rate		Term	Maturity Date

Harbin Bank	$3,094,000	8.203	% *	1 year	09/13/11

Bank of Dalian	$1,547,000	8.203	% *	1 year	11/10/11

Bank of Dalian	$1,547,000	6.941	% ^	1 year	11/22/11

Xinhui Town Bank	$1,531,530	9.465	% +	1 year	10/20/11

Bank of East Asia	$2,320,500	7.605	%*	6 months	07/10/11

Bank of East Asia	$1,547,000	7.605	% *	6 months	12/22/11

Bank of China	$959,140	7.605	% *	98 days	09/29/11

China Development Bank	$14,851,200	7.14	% #	7 years	11/01/16

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

Accounts Receivable

The balance of our accounts receivable was $18,166,580, net of allowance for doubtful accounts of $87,480, as of June 30, 2011, as compared to $9,292,310, net of allowance for doubtful accounts of $83,295, as of June 30, 2010. The days’ sales in receivables for the fiscal year ended June 30, 2011 were 89 days, compared to 103 days for the fiscal year ended June 30, 2010.

Inventories

Inventories consisted of the following as of June 30, 2011 and June 30, 2010, respectively:

(dollars)	June 30, 2011	June30, 2010
Category
Raw materials	$1,963,765	$1,093,193
Work-in-process	241,832	323,275
Finished goods	2,401,834	1,127,321

Total inventories	$4,607,431	$2,543,789

We had total inventory of $4,607,431 as of June 30, 2011, representing an increase of $2,063,642, or 81.1%, as compared to inventory of $2,543,789 as of June 30, 2010. Days’ sales in inventory for the fiscal year ended June 30, 2011 were 32 days, compared to 40 days for the fiscal year ended June 30, 2010.

Off-Balance Sheet Arrangements

At June 30, 2011, we did not have any off-balance sheet arrangements.

Foreign Currency Exchange

For the fiscal year ended June 30, 2011, the U.S. Dollar and RMB exchange rate fluctuated from RMB 6.7909 to 1 U.S. Dollar to RMB 6.4716 to 1 U.S. Dollar, an increase of approximately 5% in the value of the RMB.  As a result of the minimum appreciation of the RMB during this period, the Company believes that currency fluctuations have not had a material impact on the Company’s cash flows, revenues and financial condition.

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

Accounts Receivable

Accounts receivable are recorded net of allowance for doubtful accounts. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts.  Periodically, management assesses customer credit history and relationships as well as performs accounts receivable aging analysis. Based on the results, management determines whether certain balances are deemed uncollectible at the end of period. Using its past collection experience, the Company reserves 0.3% of accounts receivable balances that have been outstanding for less than one year, 3% of accounts receivable balances that have been outstanding for more than one year but less than two years, and 10% of accounts receivable balances that have been outstanding for more than two years. The Company generally provides customers with credit terms of three to four months.  However, we provide our “large” customers, those with average annual specialty cable orders of over $7 million, with credit terms of five to six months.  We generally do not conduct further business with customers that have significant unpaid accounts receivable balances beyond 12 months, unless we receive advance payments from such customers.  As of June 30, 2011, the amount of our receivables ages less than one year, 1-2 years and more than two years was $18,150,807, $76,421 and $26,832, respectively.

As of June 30, 2011 and 2010, the Company had accounts receivable of $18,166,580 and $9,292,310, net of allowance for doubtful accounts of $87,480 and $83,295, respectively.

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

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable to us as we are a smaller reporting company.

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Balance sheets, as of June 30, 2011 and 2010, and statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2011 and 2010, together with the related notes and the report of independent registered public accounting firms, are set forth on the “F” pages of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.          CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

In connection with the preparation of our responses to comments received from the SEC, we identified certain reporting errors and omissions in our previously issued financial statements.  We subsequently determined that a restatement was required for our consolidated financial statements for the years ended June 30, 2010 and 2009, and for the quarters ended September 30, 2010, December 31, 2010 and March 31, 2011 respectively.  As a result of the foregoing, management determined that a material weakness existed with respect to our financial reporting.  This weakness was a result of our insufficient disclosure of certain required information by inexperienced staff, which required the restatement of our consolidated financial statements as of and for the years ended June 30, 2010 and 2009, and for the quarters ended September 30, 2010, December 31, 2010 and March 31, 2011 respectively.

As a result of the material weakness identified with respect to our financial reporting, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2011. As of the date of this report, we are undertaking steps to correct the aforementioned material weakness by:

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

Management assessed our internal control over financial reporting as of June 30, 2011, the end of our fiscal year of 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control Integrated Framework.”  The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on this COSO framework, we originally concluded, as set forth in our Annual Report on Form 10-K for the year ended June 30, 2010, that our internal control over financial reporting was effective as of June 30, 2010.  However, due to our ongoing efforts to remediate the material weaknesses that required the restatement of our consolidated financial statements for the years ended June 30, 2010 and 2009, and the quarters ended September 30, 2010, December 31, 2010 and March 31, 2011, we have assessed, again under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, determined that there existed a material weakness in our internal controls over financial reporting as of June 30, 2011.   Management has determined that the design and operation of internal control over financial reporting that we had in place during fiscal 2011 was not effective to allow our management, employees and consultants, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely and reasonable basis. That material weakness continues to be due to our short staffing of accounting professionals with sufficient knowledge of US GAAP and relevant disclosure requirements.

Based on management's assessment using the COSO criteria, management has concluded that our internal control over financial reporting was not effective as of June 30, 2011 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.

Changes in Internal Control

Since becoming aware of the material weakness described above  after the quarter ended March 31, 2011, we have undertaken the aforementioned steps to remediate the weakness in our internal controls over financial reporting. Except for such efforts, there was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.          OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

General

Listed below are the names and ages of the Company’s directors and executive officers for the fiscal year ended June 30, 2011 along with their positions, offices and term:

Name	Age	Title	Director or Officer Since
Hongbo Cao	45	Chairman of the Board, Chief Executive Officer and President	March 13, 2009
Mei Yu	41	Director, Chief Financial and Accounting Officer and Treasurer	March 13, 2009
Haiyang Lu	33	Secretary	March 13, 2009

Yining Xia	50	Former Director	March 13, 2009 – September 23, 2010

All of our directors hold offices until his or her earlier resignation, removal from office, death or incapacity or other circumstances when their successors are duly elected. Officers serve at the discretion of the board of directors.

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

Mr. Yining Xia, Former Director.  Mr. Xia resigned as a member of our board of directors on September 23, 2010.  Mr. Xia previously served as Director (from 2001 to 2007) and Associate Director (from 2000 to 2001) of TIAA-CREF, one of the largest financial services companies in the United States. Prior to that, he served as Assistant Vice President of Citi Group from 1999 to 2000. Mr. Xia is currently President of Allport America, Inc., a consulting firm he founded. Mr. Xia is also a director of Befut Nevada, the Company’s direct intermediary subsidiary.  Mr. Xia obtained a PhD in Mathematics from the Ohio State University in 1990 and a Master’s Degree in Mathematics from Jilin University in China in 1986.

Listed below are the names and ages of Dalian Befut’s directors and executive officers for the fiscal year ended June 30, 2011 along with their positions, offices and terms:

Name	Age	Title	Director or Officer Since
Hongbo Cao	45	Chairman of the Board, Chief Executive Officer and President	March 13, 2009
Mei Yu	41	Director, Chief Financial and Accounting Officer and Treasurer	March 13, 2009
Haiyang Lu	33	Director of the Strategic Development Department, CEO Assistant and Director of Human Resource Department	March 13, 2009

Ling Yan	29	Financial Controller	October 1, 2010

Ms. Ling Yan, Financial controller.  Ms. Yan has served as Financial Controller of Dalian Befut, our captive manufacturer, since October 1, 2010.  Prior to that, she was senior auditor of Ernst & Young from 2005 to 2010.  Ms. Yan received a Bachelor’s Degree in Accounting from Dongbei University of Finance and Economics in China.

Family Relationships

There are no family relationships among our directors or executive officers.

Director or Officer Involvement in Certain Legal Proceedings

To our knowledge, our directors and executive officers were not involved in any legal proceedings as described in Item 401(f) of Regulation S-K in the past ten years.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s Common Stock to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC.  Directors, executive officers and greater than 10% stockholders are required by SEC rules to furnish the Company with copies of Section 16(a) forms they file.  Based upon a review of the filings made on their behalf during the fiscal year ended June 30, 2011, as well as an examination of the SEC’s EDGAR system Form 3, 4, and 5 filings and the Company’s records, the following table sets forth exceptions to timely filings:

Name	Reporting Event
Hongbo Cao	Form 4 reporting the transfer of certain shares of common stock of the Company on November 4, 2010. Such Form 4 was filed with the SEC on September 26, 2011.
Befut BVI	Form 4 reporting the transfer of certain shares of common stock of the Company on November 4, 2010. Such Form 4 was filed with the SEC on September 26, 2011.
Tingmin Li	Form 4 reporting the transfer of certain shares of common stock of the Company on November 4, 2010. Such Form 4 was filed with the SEC on September 26, 2011.
Mei Yu	Form 4 reporting the receipt of certain shares of common stock of the Company on November 4, 2010. Such Form 4 was filed with the SEC on September 26, 2011.

Code of Ethics

We have adopted a code of ethics that applies to our officers, directors and employees, including our Chief Executive Officer and Chief Financial Officer and other senior executives.  A copy of the Code of Ethics is filed as exhibit 14.1 to this report.

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

Summary of Executive Compensation

The following is a summary of the compensation paid for the fiscal years indicated to our chief executive officer during the fiscal years ended June 30, 2011 and 2010, respectively.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Hongbo Cao	2011	$38,630	0	0	0	0	0	0	$38,630
(President and Chief Executive Officer )	2010	$35,294	0	0	0	0	0	0	$35,294

Narrative Disclosure to Summary Compensation Table

As of June 30, 2011, we had not entered into any employment agreements with our named executive officers.

Outstanding Equity Awards At Fiscal Year-End

As of June 30, 2011, there were no outstanding equity awards to any of our named executive officers or directors.

Compensation of Directors

As of the date of this report, we have no formal or informal arrangements or agreements to compensate our directors for services they provide as directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND RELATED  STOCKHOLDERS MATTERS

The following table sets forth as of September 19, 2011, the number of shares of our common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our outstanding common stock, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Class (2)
BEFUT International Co. Limited (3)	13,934,072	46.9%

Hongbo Cao (4)	13,934,072	46.9%

Tingmin Li (5)	6,180,740	20.80%

Jinhua Huang	1,500,000	5.05%

Lin Li	1,500,000	5.05%

Mei Yu	800,000	2.7%

Haiyang Lu	0	0.0%

All Directors and Officers as a Group (3 individuals)	14,734,072	49.6%

(1)	The address of each of the beneficial owner is c/o Dalian Befut Wire & Cable Manufacturing Co., Ltd., 27th Floor, Liangjiu International Tower, 5 Heyi Street, Dalian City, 116011, P. R. China.
(2)
When calculating the percentage of shares for all the persons listed and all directors and officers as a group, the denominator is the number of shares of our common stock outstanding as of September 19, 2011, namely, 29,715,640 shares of common stock.

(3)
BEFUT International Co. Limited (“Befut BVI”) directly owns 13,934,072 shares of our common stock. Mr. Hongbo Cao, as the sole director of Befut BVI, has sole voting and investment control over the shares of common stock owned by Befut BVI.

(4)
Mr. Hongbo Cao, as the sole director of Befut BVI, has sole voting and investment control over the shares of common stock owned by Befut BVI and, as a result, may be deemed to be the beneficial owner of the 13,934,072 shares of our common stock owned by Befut BVI. In addition, Mr. Hongbo Cao is the beneficial owner of 6,180,740 shares of our common stock pursuant to the Stockholders Agreement entered into by and among the stockholders of Befut BVI (the “Befut BVI Stockholders Agreement”) which provides that, upon request by any stockholder, Befut BVI is required to distribute to such stockholder their pro rata amount of our common stock owned by Befut BVI.  Mr. Cao, as a 44.4% equity holder of Befut BVI, has the right to receive 6,180,740 shares of our common stock from Befut BVI.

(5)	Mr. Tingmin Li, as a 44.4% equity holder of Befut BVI, has the right to receive 6,180,740 shares of our common stock from Befut BVI upon request pursuant to the Befut BVI Stockholders Agreement.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Changes in Control

Not Applicable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Dalian Befut made several loans to Dalian Yuansheng which is 93.3% owned by Dalian Befut during the fiscal years ended June 30, 2010 and 2011.  These loans are based on good-faith, non-interest bearing and payable on demand.  The balance outstanding as of June 30, 2010 and 2011 was $472,838 and $281,514, respectively.  The amount of $472,838 was paid in full during the fiscal year 2011 through several payments.  The amount of $281,514 was eliminated in consolidated balance sheet for the fiscal year 2011.

Other than the above transactions or as otherwise set forth in this report or in any reports filed by the Company with the SEC, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K. The Company is currently not a subsidiary of any company.

Our Board conducts an appropriate review of and oversees all related party transactions on a continuing basis and reviews potential conflict of interest situations where appropriate. The Board has not adopted formal standards to apply when it reviews, approves or ratifies any related party transaction. However, the Board believes that the related party transactions are fair and reasonable to the Company.

Independence of the Board of Directors

We have no independent directors as that term is defined by Rule 5605(a)(2) of the NASDAQ Listing Rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

We paid or accrued the following fees in each of the prior two fiscal years to our principal accountants:

PATRIZIO & ZHAO, LLC

	Fiscal Year Ended	Fiscal Year Ended
	June 30, 2011	June 30, 2010
Audit Fees	$80,000	$110,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$80,000	$110,000

In the event that we should require substantial non-audit services, the Board of Directors would approve such services and the fees therefore.

PART IV

ITEM 15.           EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

Financial Statements

The following financial statements of BEFUT International Co., Ltd. and Report of Independent Registered Public Accounting Firms are presented in the “F” pages of this report:

(b)	Exhibits

See the Exhibit Index following the signature page of this report, which Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEFUT International Co., Ltd.

Date: September 27, 2011	By:	/s/ Hongbo Cao
Hongbo Cao, President and CEO

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

September 27, 2011	/s/ Hongbo Cao
Hongbo Cao, Chairman of the Board of Directors
President and CEO
(principal executive officer)

September 27, 2011	/s/ Mei Yu
Mei Yu, Director, Chief Financial Officer and Treasurer
(principal financial officer and principal accounting officer)

BEFUT International Co., Ltd.
Exhibit Index to Annual Report on Form 10-K
For the Fiscal Year Ended June 30, 2011

3.1	Amended and Restated Articles of Incorporation of the Company. (1)
3.2	Bylaws of the Company. (2)

4.1	Form of Convertible Note issued to the investors in our private placement dated March 13, 2009. (3)

4.2	Form of Warrant issued to the investors in our private placement dated March 13, 2009. (3)

10.1	Share Exchange Agreement, dated March 13, 2009 by and between the Company, Befut Nevada and Befut BVI. (3)

10.2	Securities Purchase Agreement, dated as of March 13, 2009 by and among the Company and the Investors. (3)

10.3	Original Equipment Manufacturer Agreement, dated February 16, 2009 by and between WFOE and Dalian Befut (3)

10.4	Intellectual Property License Agreement, dated February 16, 2009 by and between WFOE and Dalian Befut. (3)

10.5	Non-competition Agreement, dated February 16, 2009 by and between WFOE and Dalian Befut. (3)

10.6	Lease between Dalian Befut and Dalian Wanbao Industrial Co. Ltd. (4)

10.7	RMB Loan Agreement dated November 2, 2009 by and between Dalian Befut and China Development Bank Corporation. (5)

10.8	Pledge Contract dated November 2, 2009 by and between Hongbo Cao and China Development Bank Corporation. (6)

10.9	Pledge Contract dated November 2, 2009 by and between Tingmin Li and China Development Bank Corporation. (6)
10.10	Mortgage Contract dated November 2, 2009 by and between Dalian Befut and China Development Bank Corporation regarding Land Use Right. (6)

10.11	Mortgage Contract dated November 2, 2009 by and between Dalian Befut and China Development Bank Corporation regarding Building Ownership. (6)

10.12	Loan Contract (English translation), dated 12/21/2010, between Dalian Befut and Bank of East Asia (China) Co., Ltd (Dalian Branch).
10.13	Cooperation Agreement (English translation), dated March 18, 2011, among Dalian Befut, Dalian Long Yu Engineering Construction Co., Ltd. and Dalian Marine Equipment Industrial Zone Co., Ltd.

14.1	Code of Ethics.

21.1	List of Subsidiaries.
31.1	Certification of the principal executive officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of the principal financial officer and the principal accounting officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the principal financial officer and treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Befut BVI Stockholders Agreement, dated March 13, 2009. (7)

(1)	Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on June 18, 2009, and incorporated herein by this reference.

(2)	Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the SEC on June 1, 2005, and incorporated herein by this reference.

(3)	Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on March 19, 2009, and incorporated herein by this reference.

(4)	Filed as an exhibit to the Company's Current Report on Form 10-K, as filed with the SEC on October 9, 2009, and incorporated herein by this reference.

(5)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q, as filed with the SEC on February 12, 2010, and incorporated herein by this reference.

(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on September 28, 2010, and incorporated herein by reference.

(7)	Filed as an exhibit to the Company’s Amendment No. 1 to Annual Report on Form 10-K/A, as filed with the SEC on September 19, 2011, and incorporated herein by reference.

BEFUT INTERNATIONAL CO., LTD.

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010

BEFUT INTERNATIONAL CO., LTD.
Consolidated Financial Statements
June 30, 2011 and 2010

Table of Contents

Page

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations	F3 - F4

Consolidated Statements of Comprehensive income	F-5

Consolidated Statements of Changes in Equity	F-6

Consolidated Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8 - F-28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
BEFUT International Co., Ltd.

We have audited the accompanying consolidated balance sheets of BEFUT International Co., Ltd. (the “Company”) as of June 30, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BEFUT International Co., Ltd. as of June 30, 2011 and 2010, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Patrizio & Zhao, LLC

Parsippany, New Jersey
September 27, 2011

BEFUT INTERNATIONAL CO., LTD.

Consolidated Balance Sheets

	June 30, 2011	June 30, 2010
Assets
Current assets:
Cash and cash equivalents	$2,724,146	$1,319,173
Restricted cash	3,565,859	1,181,095
Accounts receivable, net of allowance for doubtful accounts of $87,480 and $83,295 at June 30, 2011 and 2010, respectively	18,166,580	9,292,310
Due from factor	108,545	-
Inventory	4,607,431	2,543,789
Trade notes receivable	1,343,309	-
Loans to unrelated parties	4,495,767	1,054,090
Bank loan security deposits	1,226,771	1,031,100
Advance payments for inventory	2,024,943	399,868
Due from related party	-	472,838
Prepaid VAT taxes	200,006	-
Other current assets	1,729,758	521,739
Total current assets	40,193,115	17,816,002

Property and equipment, net	36,449,318	31,618,074

Other assets:
Advance payments for property and equipment	771,414	293,605
Advance payments – Research & Development	1,048,866	2,088,714
Intangibles, net	15,119,699	15,669,375
Total other assets	16,939,979	18,051,694

Total assets	$93,582,412	$67,485,770

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$4,617,422	$3,119,646
Short-term bank loans	11,587,030	6,039,300
Current portion of long-term bank loan	1,082,900	294,600
Loans from unrelated party	3,364,992	370,000
Advances from customers	3,273,647	533,806
Income taxes payable	322,299	1,655,747
Trade notes payable	3,094,000	-
Other current liabilities	1,039,231	969,787
Total current liabilities	28,381,521	12,982,886
Long-term bank loan	13,768,300	14,435,400

Total liabilities	42,149,821	27,418,286

Equity
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 29,715,640 and 29,715,666 shares issued and outstanding at June 30, 2011 and 2010, respectively	29,716	29,716
Additional paid-in capital	21,838,047	21,838,047
Statutory reserves	1,215,273	1,181,189
Retained earnings	23,378,099	13,810,157
Accumulated other comprehensive income	4,390,669	2,166,533
Total stockholders’ equity	50,851,804	39,025,642

Noncontrolling interest	580,787	1,041,842

Total equity	51,432,591	40,067,484

Total liabilities and equity	$93,582,412	$67,485,770

The accompanying notes are an integral part of these consolidated financial statements.

BEFUT INTERNATIONAL CO., LTD.

Consolidated Statements of Operations

	For the Years Ended June 30,
	2011	2010

Sales	$55,597,912	$31,258,662

Cost of sales	40,680,706	22,956,708

Gross profit	14,917,206	8,301,954

Operating expenses
Selling expenses	439,750	80,090
General and administrative expenses	5,481,562	3,881,655
Total operating expenses	5,921,312	3,961,745

Income from operations	8,995,894	4,340,209

Other income (expenses):
Government subsidy income	2,076,750	705,602
Interest income	15,233	110,608
Interest expense	(2,028,033)	(397,700)
Other income (expenses), net	749,134	545,008
Total other income	813,084	963,518

Income before provision for income taxes	9,808,978	5,303,727

Provision for income taxes	672,337	907,083

Income from continuing operations, net of taxes	9,136,641	4,396,644

Discontinued operations:
Income from operations of discontinued subsidiary (Including gain on disposal of $99,989 in 2011)	292,146	-
Provision for income taxes	24,787	-
Income from discontinued operations, net of taxes	267,359	-

Net income	9,404,000	4,396,644

Less: net loss attributable to noncontrolling interest	(198,026)	(115,532)

Net income attributable to BEFUT	$9,602,026	$4,512,176

The accompanying notes are an integral part of these consolidated financial statements.

BEFUT INTERNATIONAL CO., LTD.

Consolidated Statements of Operations (continued)

	For the Years Ended June 30,
	2011	2010
Amounts attributable to BEFUT common shareholders:

Income from continuing operations, net of taxes	$9,334,667	$4,512,176

Discontinued operations:
Income from operations of discontinued subsidiary (including gain on disposal of $99,989 in 2011)	292,146	-
Provision for income tax	24,787	-
Income from discontinued operations, net of taxes	267,359	-

Net income	$9,602,026	$4,512,176

Earnings per share—Basic:
Income from continuing operations	$0.32	$0.15
Discontinued operations	$0.01	$0.00
Net income	$0.33	$0.15

Earnings per share—Diluted:
Income from continuing operations	$0.32	$0.15
Discontinued operations	$0.01	$0.00
Net income	$0.33	$0.15

Weighted average number of common shares outstanding:
Basic	29,715,640	29,545,797
Diluted	29,761,290	30,110,241

The accompanying notes are an integral part of these consolidated financial statements.

BEFUT INTERNATIONAL CO., LTD.

Consolidated Statements of Comprehensive Income

	For the Years Ended June 30,
	2011	2010

Net income	$9,404,000	$4,396,644

Other comprehensive income
Foreign currency translation adjustment	2,258,734	214,802

Total comprehensive income	11,662,734	4,611,446

Less: comprehensive income attributable to noncontrolling interest	(163,428)	(110,640)

Comprehensive income attributable to BEFUT	$11,826,162	$4,722,086

The accompanying notes are an integral part of these consolidated financial statements.

BEFUT INTERNATIONAL CO., LTD.

Consolidated Statements of Changes in Equity

				Accumulated
				other		Additional
	Total	Comprehensive	Retained	Comprehensive	Common	Paid-in	Statutory	Noncontrolling
	Equity	Income	Earnings	Income	Stock	Capital	Reserve	Interest

Ending balance, June 30, 2009	$34,548,687		$9,750,035	$1,956,623	$29,488	$21,708,275	$729,135	$375,131

Issuance of common stock	130,000	-	-	-	228	129,772	-	-

Contribution from noncontrolling interest for Befut Zhong Xing	777,351	-	-	-	-	-	-	777,351
Comprehensive income:
Net income	4,396,644	4,396,644	4,512,176	-	-	-	-	(115,532)
Other comprehensive income:
Foreign currency translation adjustment	214,802	214,802	-	209,910	-	-	-	4,892

Comprehensive income	4,611,446	$4,611,446	-	-	-	-	-	-

Statutory reserve	-		(452,054)	-	-	-	452,054	-

Ending balance, June 30, 2010	$40,067,484		$13,810,157	$2,166,533	$29,716	$21,838,047	$1,181,189	$1,041,842
Disposal of a subsidiary – Dalian	(297,627)	-	-	-	-	-	-	(297,627)
Marine
Comprehensive income:
Net income	9,404,000	9,404,000	9,602,026	-	-	-	-	(198,026)
Other comprehensive income:
Foreign currency translation adjustment	2,258,734	2,258,734	-	2,224,136	-	-	-	34,598

Comprehensive income	11,662,734	$11,662,734	-	-	-	-	-	-

Statutory reserve	-		(34,084)	-	-	-	34,084	-

Ending balance, June 30, 2011	$51,432,591		$23,378,099	$4,390,669	$29,716	$21,838,047	$1,215,273	$580,787

The accompanying notes are an integral part of these consolidated financial statements.

BEFUT INTERNATIONAL CO., LTD.

Consolidated Statements of Cash Flows
	For the Years Ended June 30,
	2011	2010
Cash flows from operating activities:
Net Income	$9,404,000	$4,396,644
Adjustments to reconcile net income to net cash Provided by (used in) operating activities:
Depreciation and amortization	3,200,953	1,644,756
Amortization of advance payments- Research &Development	1,118,288	880,020
Income taxes exempted	(1,698,686)	-
Changes in current assets and current liabilities:
Restricted cash	(2,271,615)	(595,095)
Accounts receivable	(8,511,888)	(687,316)
Inventory	(1,932,775)	(1,177,807)
Trade notes receivable	(1,301,644)	-
Advance payments for inventory	(1,618,107)	762,442
Prepaid VAT taxes	(198,369)	-
Other current assets	(3,499,662)	(249,487)
Accounts payable and accrued expenses	1,279,587	2,454,268
Advances from customers	2,650,240	158,674
Trade notes payable	3,022,400	(1,173,360)
Income tax payable	314,840	870,266
Other current liabilities	(5,423)	284,365
Total adjustments	(9,451,861)	3,171,726

Net cash provided by (used in) operating activities	(47,861)	7,568,370

Cash flows from investing activities:
Loans to unrelated parties	(3,310,302)	5,914,113
Advance payments for property and equipment	(452,955)	(583,921)
Due from related party	485,100	(470,816)
Additions to property and equipment	(5,096,330)	(18,715,772)
Acquisition of intangible assets	(6,082)	-
Proceeds from disposal of a subsidiary – Dalian Marine, net of cash	2,465,279	-
Long-term investment	-	2,933

Net cash used in investing activities	(5,915,290)	(13,853,463)

Cash flows from financing activities:
Due from factor	(106,033)	-
Bank loan security deposits	(140,542)	(292,607)
Proceeds of short-term bank loans	11,318,888	6,013,470
Repayments of short-term bank loans	(6,160,120)	(8,066,850)
Convertible notes payable	-	(500,000)
Loans from unrelated parties	2,962,772	120,661
Proceeds of long-term bank loans	-	14,667,000
Repayments of long-term bank loan	(604,480)	(5,476,658)
Additional paid-in capital – proceeds from issuance of common stock	-	130,000
Capital contribution from minority shareholder for BEFUT Zhong Xing	-	777,351

Net cash provided by financing activities	7,270,485	7,372,367

Effect of foreign currency translation on cash	97,639	21,598

Net increase in cash and cash equivalents	1,404,973	1,108,872

Cash and cash equivalents at beginning of year	1,319,173	210,301

Cash and cash equivalents at end of year	$2,724,146	$1,319,173

Supplemental schedule of non cash activities:
Construction in progress transferred to property and equipment	$-	$11,246,719
Construction in progress transferred to intangible assets	$-	$5,487,937

The accompanying notes are an integral part of these consolidated financial statements.

BEFUT INTERNATIONAL CO., LTD.
Notes to Consolidated Financial Statements

Note 1 – Organization and Nature of Business

BEFUT International Co., Ltd., formerly known as Frezer, Inc. (“Frezer”), a former public shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended, was established under the laws of Nevada on May 2, 2005. The accompanying consolidated financial statements include the financial statements of BEFUT International Co., Ltd. and its subsidiaries (collectively, the “Company”). The Company’s primary business is to design, manufacture and sell industrial wires and cables.

On March 13, 2009, Frezer entered into and consummated a series of transactions whereby (a) Frezer acquired 100% of the outstanding shares of common stock of BEFUT Corporation, a company incorporated in the State of Nevada on January 14, 2009 (“Befut Nevada”), constituting all of the capital   stock of Befut Nevada, from Befut International Co. Limited, a British Virgin Islands company (“Befut BVI”) in exchange for the issuance to Befut BVI of an aggregate of 117,768,300 shares of Frezer’s common stock and the cancellation of an aggregate of 2,176,170 shares of Frezer’s common stock and (b) Frezer raised $500,000 in gross proceeds from the sale to four investors of convertible promissory notes of Frezer in the aggregate principal amount of  $500,000 and warrants to purchase an aggregate of 720,076 shares of Frezer’s common stock. The acquisition was accounted for as a reverse acquisition under the purchase method for business combinations. On June 18, 2009, the Company effectuated a name change from its original name “Frezer, Inc.” to “BEFUT International Co., Ltd.”

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

On July 1, 2009, Dalian Befut, our captive manufacturer, formed a joint venture under the laws of the PRC, Dalian Befut Zhong Xing Switch Co., Ltd. (“Befut Zhong Xing”), with pre-registered capital of RMB1,000,000 (approximately $147,000). Dalian Befut invested RMB700,000 (approximately $103,000) for its 70% equity interest in Befut Zhong Xing. In January, 2010, Dalian Befut increased its investment capital to RMB14.7 million (approximately $2 million) with a transfer of intangible assets to Befut Zhong Xing on 1/1/2010 and raised its equity ownership percentage in Befut Zhong Xing to 73.5%.Befut Zhong Xing  manufactures switch appliances, including high/low voltage distribution cabinet switches and crane electronic control switches. The noncontrolling interest also increased its equity investment by contributing additional cash of RMB 5,000,000 (approximately $733,350). There were no equity transactions (purchasing or selling the noncontrolling interest) between the Company and the noncontrolling interest shareholders for the year ended June 30, 2011.

BEFUT INTERNATIONAL CO., LTD.
Notes to Consolidated Financial Statements

Note 1 – Organization and Nature of Business (continued)

Dalian Yuansheng was established on June 3, 2009 with a registered capital of RMB 1,000,000 (approximately $146,700). Two individual shareholders, Chengnian Yan and Xianjun Cheng, owned 60% and 40% of Dalian Yuansheng, respectively. On July 23, 2010, Dalian Befut contributed RMB 5,000,000 (approximately $735,294) and purchased the original 60% interest from Chengnian Yan at RMB 600,000 (approximately $88,235). As a result, Dalian Befut became 93.3% owner of Dalian Yuansheng. For the year ended June 30, 2010, the Company consolidated the financial statements of Dalian Yuansheng with intercompany transactions, including investment in Dalian Yuansheng of RMB 5,600,000 (approximately $823,529), eliminated and reported noncontrolling interest per ASC 810-10 as part of the Company’s equity.  The purchase of Chengnian Yan’s interest in Dalian Yuansheng at RMB 600,000 (approximately $88,235) was recorded as an equity transaction at cost and no gain or loss was recorded.

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

Note 2 – Summary of Significant Accounting Policies

Basis Of Presentation

As disclosed in Note 1, WFOE entered into an Original Equipment Manufacturer Agreement, an Intellectual Property License Agreement and a Non-competition Agreement (collectively, the “OEM Agreements”) with Dalian Befut. Under FASB ASC 810-10 (formerly FIN 46R), Dalian Befut is the variable interest entity, or VIE, of WFOE by virtue of the OEM Agreements. As Dalian Befut’s sole purpose and objective is to provide resources and benefits to WFOE, WFOE is the primary beneficiary that can consolidate Dalian Befut. Therefore, Dalian Befut and its controlled subsidiaries, Dalian Marine Co., Dalian Yuansheng and Befut Zhong Xing, are consolidated into the Company’s financial statements. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United Stated of America (“US GAAP”). All inter-company transactions and balances have been eliminated in consolidation.”

In preparing the accompanying unaudited consolidated financial statements, the Company evaluated the period from June 30, 2011 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

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

BEFUT INTERNATIONAL CO., LTD.
Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)

Restricted Cash

Restricted cash represents time deposits pledged against short-term bank facilities. Restricted cash is classified as current assets as the maturity of the short-term bank facilities is within one year.

Accounts Receivable

Accounts receivable are recorded net of allowance for doubtful accounts. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. Periodically, management assesses customer credit history and relationships as well as performs accounts receivable aging analysis. Based on the results, management determines whether certain balances are deemed uncollectible at the end of period. Using its past collection experience, the Company reserves 0.3% of accounts receivable balances that have been outstanding for less than one year, 3% of accounts receivable balances that have been outstanding for more than one year but less than two years, and 10% of accounts receivable balances that have been outstanding for more than two years. The Company generally provides customers with credit terms of three to four months. However, the Company provides them “large” customers, those with average annual specialty cable orders of over $7 million, with credit terms of five to six months. The Company generally does not conduct further business with customers that have significant unpaid accounts receivable balances beyond 12 months, unless we receive advance payments from such customers. As of June 30, 2011, the amount of our receivables aged less than one year, 1-2 years and more than two years was $18,150,807, $76,421 and $26,832 respectively.

As of June 30, 2011 and 2010, the Company had accounts receivable of $18,166,580 and $9,292,310, net of allowance for doubtful accounts of $87,480 and $83,295, respectively.

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

Advance Payments – Research and Development

As a common practice in the business environment of China, the Company is required to make advance payments for goods or services that will be used in future research and development activities. The Company made the original advance payments for research and development to a third party in August 2008 for the development of twenty patents. The Company realizes the advance payments when certain progress targets are achieved, including, but not limited to, obtaining the intellectual property certificate issued by the PRC State Intellectual Property Office and passing the two-year declaration period, and related costs have been incurred and reported by the third party to the Company. Such advance payments are amortized as research and development expense in the years in which the patents have passed the two- year declaration period. As of June 30, 2011 and 2010, the Company determined that these advance payments are recoverable.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated based on the straight-line method over the estimated useful lives of the assets as follows:

Estimated Useful Life
Vehicles	5 to 10 years
Furniture, machinery and equipment	5 to 10 years
Buildings and improvements	20 to 40 years

BEFUT INTERNATIONAL CO., LTD.
Notes to Consolidated Financial Statements

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

Interest Cost Capitalized

The Company capitalizes interest costs incurred on funds used to construct property, plant and equipment.  The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Interest cost capitalized was $-0- and $802,637 for the years ended June 30, 2011 and 2010, respectively.

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

BEFUT INTERNATIONAL CO., LTD.
Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)

Cost of Sales

Cost of sales includes the expenses incurred to produce inventory for sale, including raw materials, direct labor, depreciation of manufacturing facilities and machinery, overheads, amortization of land use right as well as changes in reserves for shrinkage and inventory obsolescence.

Research and Development

Research and development costs are expensed when incurred. Research and development costs for the years ended June 30, 2011 and 2010 were $1,118,288 and $880,944, respectively.

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising costs for the years ended June 30, 2011 and 2010 were insignificant.

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

A valuation allowance is provided to reduce the carrying amount of deferred tax assets if it is considered more likely than not that some portion, or all, of the deferred tax assets will not be realized. No differences were noted between the book and tax bases of the Company’s assets and liabilities, respectively. Therefore, there are no deferred tax assets or liabilities for the years ended June 30, 2011 and 2010. The standard corporate income tax rate was 25%.

In December, 2009, the Company completed the construction of Phase I of its new production base on Changxing Island and therefore became qualified as High-Tech enterprise. In accordance with the Income Tax Law of the People’s Republic of China, a High-Tech enterprise is eligible for a 2 year tax exemption and a 50% tax reduction for 3 years thereafter. The Company was approved for such preferred tax treatment on May 20, 2011. The tax exemption was retroactively effective from January 1, 2009 through December 31, 2010. The 50% tax reduction became effective on January 1, 2011 and is valid through December 31, 2013.

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

BEFUT INTERNATIONAL CO., LTD.
Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)

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

BEFUT INTERNATIONAL CO., LTD.
Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)

Foreign Currency Translation and Transactions

The Company has evaluated the determination of its functional currency based on the guidance in ASC Topic, “Foreign Currency Matters,” which provides that an entity’s functional currency is the currency of the primary economic environment in which the entity operates; normally, that is the currency of the environment in which an entity primarily generates and expends cash.

On its own, the Company raises financing in the U.S. dollar, pays its own operating expenses primarily in the U.S. dollar, paid dividends to its shareholders of common stock and expects to receive any dividends that may be declared by its subsidiaries in U.S. dollars.

Therefore, it has been determined that the Company’s functional currency is the U.S. dollar based on the expense and financing indicators, in accordance with the guidance in ASC 830-10-85-5.

The Company uses United States dollars (“U.S. Dollar” or “US$” or “$”) for financial reporting purposes. The subsidiaries within the Company maintain their books and records in Renminbi (“RMB”), the currency of the currency of China, the economic environment in which the Company’s primary subsidiaries conduct their operations. Assets and liabilities of the subsidiaries in RMB are translated into U.S. Dollars using the applicable exchange rates prevailing at the balance sheet date. Items on the statements of income and comprehensive income and cash flows are translated at average exchange rates during the reporting period. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income.

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the condensed combined financial statements were as follows:

	June 30, 2011	June 30, 2010
Balance sheet items, except for shareholders’ equity items	RMB 1: US$0.15470	RMB 1: US$0.14730

	June 30, 2011	June 30, 2010
Amounts included in the statements of income, and statements of cash flows for the years then ended	RMB 1: US$0.15112	RMB 1: US$0.14667

Shareholders’ equity items	Historical rate	Historical rate

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

BEFUT INTERNATIONAL CO., LTD.
Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-17, Revenue Recognition—Milestone Method (Topic 605) – Revenue Recognition (ASU 2010-17). ASU 2010-17 provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research or development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. ASU 2010-17 is effective for us in fiscal 2012 and should be applied prospectively. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued the following ASC Updates:

● ASU No. 2010-01— Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. This Update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009 with retrospective application.

● ASU No. 2010-02— Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This Update amends Subtopic 810-10 and related guidance to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to (i) a subsidiary or group of assets that is a business or nonprofit activity; (ii) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and (iii) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity, but does not apply to: (i) sales of in substance real estate; and (ii) conveyances of oil and gas mineral rights. The amendments in this Update are effective beginning in the period that an entity adopts FAS 160 (now included in Subtopic 810-10).

● ASU No. 2010-06— Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This Update amends Subtopic 820-10 that requires new disclosures about transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. This Update also amends Subtopic 820-10 to clarify certain existing disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010.

The Company expects that the adoption of the above Updates issued in January 2010 did not and will not have any significant impact on its financial position and results of operations.

In January 2010, the FASB expanded the disclosure requirements for fair value measurements relating to the transfers in and out of Level 2 measurements and amended the disclosure for the Level 3 activity reconciliation to be presented on a gross basis. In addition, valuation techniques and inputs should be disclosed for both Levels 2 and 3 recurring and nonrecurring measurements. The new requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about the Level 3 activity reconciliation which are effective for fiscal years beginning after December 15, 2010. The Company adopted the new disclosure requirements on January 1, 2010 except for the disclosure related to the Level 3 reconciliation, which will be adopted on January 1, 2011. The adoption will not have an impact on its consolidated financial condition, results of operations or cash flows.

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

On July 1, 2009, the FASB officially launched the FASB Accounting Standards Codification (“ASC”), which has become the single official source of authoritative nongovernmental US GAAP, in addition to guidance issued by the Securities and Exchange Commission. The ASC is designed to simplify US GAAP into a single, topically ordered structure. All guidance contained in the ASC carries an equal level of authority. The ASC is effective for all interim and annual periods ending after September 15, 2009.

Reclassification

Certain amounts as of June 30, 2010 were reclassified for comparative presentation purposes.

Note 3– Restricted Cash

Cash balances in the amount of $3,565,859 and $1,181,095 were restricted as of June 30, 2011 and 2010, respectively, as collateral for the construction loan obtained from the PRC National Development Bank Joint Equity Corporation, which is detailed in Note 16. The balance of $773,500 as of June 30, 2011 was restricted as collateral for the short-term bank loan obtained from Bank of East Asia. The balance of $1,547,000 as of June 30, 2011 was restricted as collateral for trade notes payable issued by Bank of Jinzhou.

Note 4– Inventory

Inventory consisting of material, labor and manufacturing overhead as of June 30, 2011 and 2010 consists of the following:

	June 30, 2011	June 30, 2010

Raw materials	$1,963,765	$1,093,193
Work in process	241,832	323,275
Finished goods	2,401,834	1,127,321
Total	$4,607,431	$2,543,789

Note 5– Due From Factor

Due from factor as of June 30, 2011 and 2010 consist of the following:

	June 30, 2011	June 30, 2010

Receivables assigned to factor	$1,067,685	$-
Advance from factor	(959,140)	-
Amounts due from factor	$108,545	$-

BEFUT INTERNATIONAL CO., LTD.
Notes to Consolidated Financial Statements

Note 5– Due From Factor (continued)

Pursuant to the factoring agreement, with recourse against the Company in the event of a loss, Bank of China acts as its factor for some of its receivables, which are assigned on a pre-approved basis. The factoring charge amounts to $7,731. The advances for factored receivables are made pursuant to a revolving credit and security agreement, which expires on September 29, 2011.

Note 6– Loans to Unrelated Parties

As of June 30, 2011, the Company had outstanding loans to unrelated parties in the aggregate amount of $4,495,767, consisting of $4,031,667 to Dalian Haide Electric Power Equipment Co., Ltd, a research and development partner of the Company (“Dalian Haide”) and $464,100 to Dalian Shipping Supporting Industrial Park Co., Ltd, a customer of the Company. These loans are made to primarily fund working capital requirements and are payable on demand. In addition, the loans are unsecured and non-interest bearing.

As of June 30, 2010, the Company had outstanding loans to unrelated parties in the aggregate amount of $1,054,090, consisting of $531,544 to Dalian Haide and $522,546 to Dalian Chenglian Electrical Installation Engineering Co., Ltd, a customer of the Company.

Note 7– Bank Loan Security Deposits

The Company obtained financing from various banks through third party guarantors. The Company is responsible to provide security deposits to third party guarantors per the agreements between the Company and the third guarantors. The balance of such bank loan security deposits as of June 30, 2011 and 2010 consist of the following:

	June 30, 2011	June 30, 2010

Bank loan security deposits – short-term	$917,371	$736,500
Bank loan security deposits – long-term	309,400	294,600
Total	$1,226,771	$1,031,100

Note 8– Advance Payments for Inventory

As a common practice in the business environment of China, the Company is required to make advance payments for to certain vendors for inventory. The advances for the purchase of inventory amounted to $2,024,943 and $399,868 as of June 30, 2011 and 2010, respectively.

Note 9– Property and Equipment

Property and equipment as of June 30, 2011 and 2010 consist of the following:

	June 30, 2011	June 30, 2010

Buildings	$20,880,553	$19,877,285
Machinery and equipment	13,737,259	12,673,324
Office equipment and furniture	505,084	100,927
Vehicles	602,771	466,380
Subtotal	35,725,667	33,117,916
Less: Accumulated depreciation	3,504,649	1,499,842
	32,221,018	31,618,074
Add: Construction in progress	4,228,300	-

Total	$36,449,318	$31,618,074

Depreciation expense for the years ended June 30, 2011 and 2010 was $1,888,994 and $410,043, respectively.

BEFUT INTERNATIONAL CO., LTD.
Notes to Consolidated Financial Statements

Note 10 – Advance Payments – Research and Development

As a common practice in the business environment of China, the Company is required to make advance payments for goods or services that will be used in future research and development activities. The Company made the original advance payments for research and development to Dalian Haide in August 2008 for the development of twenty patents.  The Company realizes the advance payments when certain progress targets are achieved, including, but not limited to, obtaining the intellectual property certificate issued by the PRC State Intellectual Property Office and passing the two-year declaration period, and related costs have been incurred and reported by the third party to the Company. Such advance payments are amortized as research and development expense in the years in which the patents have passed the two- year declaration period. As of June 30, 2011 and 2010, the Company determined that these advance payments are recoverable.

Note 11 – Intangible Assets

Intangible assets as of June 30, 2011 and 2010 consist of the following

	June 30, 2011	June 30, 2010

Software	$29,906	$22,684
Trademark	88,179	83,961
Land use rights	5,781,587	5,505,028
Patent	12,184,172	11,601,348
Subtotal	18,083,844	17,213,021
Less: Accumulated amortization	2,964,145	1,543,646
Total	$15,119,699	$15,669,375

Amortization expense for the years ended June 30, 2011 and 2010 was $1,311,959 and $1,234,713, respectively.

Note 12 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of June 30, 2011 and 2010 consist of the following:

	June 30, 2011	June 30, 2010

Accounts payable	$4,294,818	$3,009,646
Accrued expenses	322,604	110,000
Total	$4,617,422	$3,119,646

The carrying value of accounts payable and accrued expenses approximate their fair values due to the short-term nature of these obligations.

Note 13 – Short-Term Bank Loans

Short-term bank loans consist of the following:

	June 30, 2011	June 30, 2010
On September 16, 2009, the Company obtained a loan from Harbin Bank, the principal and accrued interest of which was paid in full on September 15, 2010. The interest was calculated using an annual fixed interest rate of 6.372% and paid monthly. The loan was secured by the Company’s property and equipment	$-	$2,946,000

On October 30, 2009, the Company obtained a loan from Bank of Dalian, the principal and accrued interest of which was paid in full on October 29, 2010. The interest was calculated using an annual fixed interest rate of 6.903% and paid monthly. The loan was guaranteed by Dalian Fangyuan Financial Guarantee Co., Ltd., an unaffiliated third party.	$-	$2,356,800

BEFUT INTERNATIONAL CO., LTD.
Notes to Consolidated Financial Statements

Note 13 – Short-Term Bank Loans (continued)

	June 30, 2011	June 30, 2010
On June 25, 2010, the Company obtained a loan from the Bank of East Asia, the principal and accrued interest of which was paid in full on December 25, 2010. The interest was calculated using an annual fixed interest rate of 6.318% and paid monthly. The loan was guaranteed by the Company’s accounts receivables.	$-	$736,500

On September 14, 2010, the Company obtained a loan from Harbin Bank with a maturity date of September 13, 2011. The interest is paid monthly at a variable rate equal to 30% per annum above the floating base interest for loans of the same term issued by the People’s Bank of China, the PRC’s central bank. The average annual interest rate for the year ended June 30, 2011 was approximately 8.203%. The loan is secured by the Company’s property and equipment.	$3,094,000	$-

On October 21, 2010, the Company obtained a loan from the Dalian Economic Development Zone Xinhui Town Bank with a maturity date of October 20, 2011. The interest is paid monthly at a variable rate equal to 50% per annum above the floating base interest for loans of the same term issued by the People’s Bank of China. The average annual interest rate for the year ended June 30, 2011 was approximately 9.465%. The loan is secured by the Company’s inventory.	$1,531,530	$-

On November 11, 2010, the Company obtained a loan from the Bank of Dalian with a maturity date of November 10, 2011. The interest is paid monthly at a variable rate equal to 30% per annum above the floating base interest for loans of the same term issued by the People’s Bank of China,. The average annual interest rate for the year ended June 30, 2011 was approximately 8.203%. The loan is guaranteed by Dalian Zhongdingxin Investment Guarantee Co., Ltd., an unaffiliated third party.	$1,547,000	$-

On November 23, 2010, the Company obtained a loan from the Bank of Dalian with a maturity date of November 22, 2011. The interest is paid monthly at a variable rate equal to 10% per annum above the floating base interest for loans of the same term issued by the People’s Bank of China. The average annual interest rate for the year ended June 30, 2011 was approximately 6.941%. The loan is guaranteed by Dalian Tiansi Joint Guarantee Co., Ltd., an unaffiliated third party.	$1,547,000	$-

On January 10, 2011, the Company obtained a loan from the Bank of East Asia with a maturity date of July 10, 2011. The interest is paid monthly at a variable rate equal to 30% per annum above the floating base interest for loans of the same term issued by the People’s Bank of China. The average annual interest rate for the year ended June 30, 2011 was approximately 7.605%. The loan is secured by the Company’s accounts receivables.	$2,320,500	$-

On June 23, 2011, the Company obtained a loan from the Bank of East Asia with a maturity date of December 22, 2011. The interest is paid monthly at a variable rate equal to 30% per annum above the floating base interest for loans of the same term issued by the People’s Bank of China. The average annual interest rate for the year ended June 30, 2011 was approximately 7.605%. The loan is secured by the Company’s accounts receivables.	$1,547,000	$-

Total	$11,587,030	$6,039,300

BEFUT INTERNATIONAL CO., LTD.
Notes to Consolidated Financial Statements

Note 14 – Loans From Unrelated Parties

These loans are based on good-faith, and are non-interest bearing and payable on demand. There are no financial or non-financial covenants associated with these loans. The proceeds from these loans are utilized for working capital. As of June 30, 2011 and 2010, the Company had outstanding loans from unrelated parties of $3,364,992 and $370,000, respectively.

Note 15 – Trade Notes Payable

Trade notes payable consist of non-interest bearing promissory notes issued in connection with the acquisition of certain inventory. Balances outstanding as of June 30, 2011 and 2010 were $3,094,000 and $-0-, respectively.

Note 16 – Long-Term Bank Loans

Long-term bank loans consist of the following:

	June 30, 2011	June 30, 2010
On November 2, 2009, Dalian Befut entered into a Loan Agreement with the PRC National Development Bank Joint Equity Corporation (“NDB”) pursuant to which Dalian Befut borrowed RMB100,000,000 (approximately $15,470,000) from NDB (the “Loan”), The term of the Loan is seven years, with a maturity date of November 1, 2016. The interest rate is a variable rate equal to 5% per annum above the floating base interest for loans of the same term promulgated by the People’s Bank of China. The average annual interest rate for the year ended June 30, 2011 was approximately 7.14%. The Loan was designated to finance the construction of Dalian Befut’s planned specialty cable production lines with a production capacity of 4,000 km. The Loan was secured by, among other liens, a first priority lien on Dalian Befut’s land use right and its building property ownership and guaranteed by, among other guarantees, Mr. Hongbo Cao and Mr. Tingmin Li, Dalian Befut’s two major shareholders.
	$14,851,200	$14,730,000

Total	$14,851,200	$14,730,000

Less: Current portion	1,082,900	294,600

Total noncurrent portion	$13,768,300	$14,435,400

Note 17 – Government Subsidy Income

Government subsidy income for the years ended June 30, 2011 and 2010 consists of the following:

	For the Years Ended June 30,
	2011	2010

Appropriation of Technology Innovation Subsidy	$99,286	$-
Newly Identified Municipal Technical Center Subsidy	75,560	-
Invention Patent Subsidy	906	-
“Famous Trademark” subsidy	-	293,340
Marine cable business subsidy	-	293,340
Value added tax refund for employing physically-challenged workers	202,312	118,922
Income taxes exempted	1,698,686	-
Total	$2,076,750	$705,602

BEFUT INTERNATIONAL CO., LTD.
Notes to Consolidated Financial Statements

Note 18 –Earnings Per Share

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

	For the Years Ended June 30,
	2011	2010

Income from continuing operations, net of tax	$9,334,667	$4,512,176

Income from discontinued operations, net of tax	267,359	-

Net Income attributable to BEFUT	$9,602,026	$4,512,176
(numerator for basic earnings per share)

Effect of Dilutive Securities – Convertible notes	-	39,531

Income available to common stockholders	9,602,026	4,551,707
(numerator for diluted earnings per share)

Weighted average common shares	29,715,640	29,545,797
(denominator for basic earnings per share)

Effect of dilutive securities:
Convertible notes	-	564,444
Warrants	45,650	-

Weighted average common shares	29,761,290	30,110,241
(denominator for diluted earnings per share)

Earnings per share—Basic:
Income from continuing operations	$0.32	$0.15
Discontinued operations	$0.01	$0.00
Net income	$0.33	$0.15

Earnings per share—Diluted:
Income from continuing operations	$0.32	$0.15
Discontinued operations	$0.01	$0.00
Net income	$0.33	$0.15

Note 19– Stockholders’ Equity And Related Financing Agreements

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

BEFUT INTERNATIONAL CO., LTD.
Notes to Consolidated Financial Statements

Note 19– Stockholders’ Equity And Related Financing Agreements (continued)

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

Note 20– Income Taxes

The Company is a Nevada corporation and conducts all of its business through its Chinese subsidiaries. The Company’s business is conducted solely in the PRC. As the Company is a U.S. holding company, it has not recorded any income for the years ended June 30, 2011 and 2010, there was no provision or benefit for U.S. income tax purpose.

The Company is governed by the Income Tax Law of the PRC concerning private-run enterprises, which are generally subject to a statutory tax rate of 25% and were previously, until January 2008, subject to a statutory tax rate of 33% (30% state income tax plus 3% local income tax) on income reported in the statutory statements after appropriate tax adjustments.

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the PRC (the “New CIT Law”), which became effective from January 1, 2008. Under the New CIT Law, the corporate income tax rate applicable to all companies, including both domestic and foreign-invested companies, is 25%, replacing the previous applicable tax rate of 33%. For the years ended June 30, 2011 and 2010, the income tax provision for the Company was $672,337 and $907,083, respectively.

The Company’s provision for income taxes consists of:

	For the Years Ended June 30,
	2011	2010

Current- PRC	$672,337	$907,083
Deferred	-	-
Total provision for income taxes	$672,337	$907,083

BEFUT INTERNATIONAL CO., LTD.
Notes to Consolidated Financial Statements

Note 20– Income Taxes (continued)

A reconciliation of the provision for income taxes with amounts determined by applying the statutory income tax rate to income before income taxes is as follows:

	For the Years Ended June 30,
	2011	2010

Computed tax at statutory rate of 25% ($(2,020,916)*25% and $5,303,727*25% for June 30, 2011 and 2010, respectively)	$(505,229)	$1,325,932
Computed tax at statutory rate of 0% ($5,946,530*0% for June 30, 2011)	-	-
Computed tax at statutory rate of 12.5% ($5,883,364*12.5% for June 30, 2011)	735,421	-
Entertainment expense add-back	5,632	6,961
Deductions permitted for nationally recognized brand name products	-	(54,866)
Tax catch up 2009	350,217	-
Non taxable income-Government subsidy	(424,672)	(176,401)
Deductions permitted for salaries paid to physically-challenged employees	(16,479)	(16,945)
Additional deductions permitted for R&D costs	(49,268)	(254,515)
Current year losses from PRC subsidiaries	469,655	-
Current year losses from U.S. parent holding company not subject to PRC income taxes	107,060	76,917

Total provision for income taxes	$672,337	$907,083

In July 2006, the FASB issued FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company does not recognize any benefits in the financial statements for the years ended June 30, 2011 and 2010.

The Company was granted an extension from the local tax bureau on May 20, 2011. Accordingly the Company recorded the accrued income tax for year of the 2009 and 2010 years into government subsidy income.

Note 21 – Employee Welfare Plan

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

Note 22 – Risk Factors

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

BEFUT INTERNATIONAL CO., LTD.
Notes to Consolidated Financial Statements

Note 23 – Risk of Concentration and Credit Risk

For the years ended June 30, 2011, five vendors accounted for approximately 66% of the Company’s purchases of raw materials, while for the fiscal year ended June 30 2010, five vendors accounted for approximately 77% of the Company’s purchases of raw materials. Total purchases from these vendors were $29.88 million and $18.27 million for the years ended June 30, 2011 and 2010, respectively.

For the fiscal year ended June 30, 2011, ten customers accounted for $18.35 million in sales, or approximately 33% of the Company’s total sales. For the fiscal year ended June 30, 2010, five customers accounted for $13.22 million in sales, or approximately 46% of the Company’s total sales.

Financial instruments which potentially subject the Company to credit risk consist principally of cash on deposit with financial institutions. Management believes that the financial institutions that hold the Company’s cash and cash equivalents are financially sound and minimal credit risk exists with respect to these investments.

Note 24 – Supplemental Cash Flow Disclosures

The following is supplemental information relating to the consolidated statements of cash flows:

	For the Years Ended June 30,
	2011	2010

Cash paid for interest	$1,640,206	$1,200,270
Cash paid for income taxes	$407,320	$-

Note 25 – Disposal of A Subsidiary – Dalian Marine

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

On February 25, 2011, Dalian Befut completed the sale of its 86.6% equity interest to Mr. Fansheng Li, or the purchaser, a non-controlling shareholder of Dalian Marine prior to the sale and a non-affiliate of Dalian Befut and the Company, for $2,644,764 (RMB17,320,000) in cash. In connection with the sale, Dalian Marine transferred to WFOE the applicable certifications required to produce marine cables in order for WFOE to be eligible to manufacture marine cables. Notwithstanding the transfer of certifications, the purchaser, as the new majority shareholder of Dalian Marine, is able to obtain, pursuant to current industry policy in the PRC, new certificates for the manufacture of marine cables and/or wires from the relevant government(s) within a shorter time frame as compared to forming a new entity for the same purpose. The assets of Dalian Marine as of the date of disposal consisted primarily of a $3 million receivable from Dalian Befut for the payment made by Dalian Marine on behalf of Dalian Befut for the purchase of the manufacturing facilities used by Dalian Befut; cash of approximately RMB17.8 million (approximately $2.7 million) representing the registered capital of Dalian Marine; and  income in the  aggregate amount of RMB 1.5 million (approximately $231,900) for the three and nine months ended March 31, 2011, which was mainly comprised of the governmental subsidies received from two local governmental bureaus for research and development activities with respect to new cable and wire products.

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

Note 26 – Parent Only Financial Statements and Notes to Financial Statements

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

Balance Sheets
(Parent Only)

	June 30, 2011	June 30, 2010
Assets
Current assets:
Due from intercompany	-	107,234
Total current assets	-	107,234

Investment in contractual consolidated subsidiaries	49,478,247	39,447,981

Total assets	$49,478,247	$39,555,215

Liabilities and stockholders' equity
Current liabilities:
Accrued expenses	$$251,536	$$100,000
Loans from unrelated party	370,000	370,000
Loans from intercompany	410,583
Other current liabilities	35,619	59,573
Total current liabilities	1,067,738	529,573

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 29,715,666 and 29,488,341 shares issued and outstanding at Jun 30, 2010 and 2009, respectively	29,716	29,716
Additional paid-in capital	21,838,047	21,838,047
Retained earnings	24,593,372	14,991,346
Accumulated other comprehensive income	1,949,374	2,166,533
Total stockholders’ equity	48,410,509	39,025,642

Total liabilities and stockholders' equity	$49,478,247	$39,555,215

See Notes to Financial Statements.

BEFUT INTERNATIONAL CO., LTD.
Notes to Consolidated Financial Statements

Note 26 – Parent Only Financial Statements and Notes to Financial Statements (continued)

Statements of Income
(Parent Only)

	For the Years Ended June 30,
	2011	2010

Sales	$-	$-

Cost of sales	-	-

Gross profit	-	-

Operating expenses
General and administrative expenses	428,240	307,668
Total operating expenses	428,240	307,668

Income before provision for income taxes	(428,240)	(307,668)

Provision for income taxes	-	-

Equity in income of subsidiaries	10,030,266	4,512,176

Net income	$9,602,026	$4,204,508

See Notes to Financial Statements.

BEFUT INTERNATIONAL CO., LTD.
Notes to Consolidated Financial Statements

Note 26 – Parent Only Financial Statements and Notes to Financial Statements (continued)

Statements of Cash Flows
(Parent Only)

	For the Year Ended June 30,
	2011	2010
Cash flows from operating activities:
Net Income	$9,602,026	$4,204,508
Adjustments to reconcile net income to net cash Provided by (used in) operating activities:	-	-
Equity in income of subsidiaries	(10,030,266)	(4,512,176)
Changes in current assets and current liabilities:
Due from intercompany	107,234	392,766
Accrued expenses	151,536	(14,671)
Loans from intercompany	410,583	-
Other current liabilities	(23,954)	59,573
Total adjustments	(9,384,867)	(4,074,508)
Net cash provided by operating activities	217,159	130,000

Cash flows from investing activities:
Investment in contractual consolidated subsidiaries	-	(439,071)
Net cash used in investing activities	-	(439,071)

Cash flows from financing activities:
Convertible notes payable	-	(500,000)
Loans from unrelated parties	-	370,000
Net proceeds from issurance of common stock	-	228
Additional paid-in capital	-	129,772
Net cash used in financing activities	-	-

Effect of foreign currency translation on cash	(217,159)	309,071

Net increase in cash and cash equivalents	-	-

Cash and cash equivalents at beginning of year	-	-

Cash and cash equivalents at end of year	$-	$-

See Notes to Financial Statements.

BEFUT INTERNATIONAL CO., LTD.
Notes to Consolidated Financial Statements

Note 26 – Parent Only Financial Statements and Notes to Financial Statements (continued)

Notes to Financial Statements
(Parent Only)

1. Basis of Presentation

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

2. Due from intercompany

The Company has transactions with its consolidated subsidiaries determined on an agreed-upon basis.

3. Shareholders’ Equity

For a discussion of shareholders’ equity, see Note 19 to the Company’s consolidated financial statements.