Form 10-Q
period 2011-09-30
BEFUT International Co., Ltd.
filed 2011-12-27
CIK 1328888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2011

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 29,715,640 shares of Common Stock, $.001 par value, were outstanding as of December 20, 2011.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

BEFUT INTERNATIONAL CO., LTD.

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 AND 2010

(UNAUDITED)

BEFUT INTERNATIONAL CO., LTD.
Consolidated Financial Statements
September 30, 2011 and 2010
(Unaudited)

BEFUT INTERNATIONAL CO., LTD.

Consolidated Balance Sheets

	September 30,	June 30,
	2011	2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,471,845	$2,724,146
Restricted cash	4,713,880	3,565,859
Accounts receivable, net of allowance for doubtful accounts of $120,495 and $87,480 at September 30, 2011 and June 30, 2011, respectively	22,396,099	18,166,580
Due from factor	-	108,545
Inventory	6,876,973	4,607,431
Trade notes receivable	1,487,192	1,343,309
Loans to unrelated parties	11,645,835	4,495,767
Bank loan security deposits	1,241,045	917,371
Advance payments for inventory	2,605,290	2,024,943
Prepaid VAT taxes	-	200,006
Other current assets	1,835,577	1,729,758
Total current assets	55,273,736	39,883,715

Property and equipment, net	39,630,014	36,449,318

Other assets:
Advance payments for property and equipment	921,885	771,414
Advance payments – Research & Development	1,061,070	1,048,866
Bank loan security deposits – long term	313,000	309,400
Intangibles, net	14,955,081	15,119,699
Total other assets	17,251,036	17,249,379

Total assets	$112,154,786	$93,582,412

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$5,805,099	$4,617,422
Short-term bank loans	20,888,055	11,587,030
Current portion of long-term bank loan	1,095,500	1,082,900
Loans from unrelated party	4,057,140	3,364,992
Trade notes payable	4,695,000	3,094,000
Advances from customers	4,890,072	3,273,647
Income taxes payable	687,488	322,299
Other taxes payable	138,335	-
Other current liabilities	1,746,924	1,039,231
Total current liabilities	44,003,613	28,381,521
Long-term bank loan	13,928,500	13,768,300

Total liabilities	57,932,113	42,149,821

Equity
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 29,715,640 and 29,715,666 shares issued and outstanding at September 30, 2011 and June 30, 2011, respectively	29,716	29,716
Additional paid-in capital	21,838,047	21,838,047
Statutory reserves	1,215,273	1,215,273
Retained earnings	25,588,246	23,378,099
Accumulated other comprehensive income	5,002,385	4,390,669
Total stockholders’ equity	53,673,667	50,851,804

Noncontrolling interest	549,006	580,787

Total equity	54,222,673	51,432,591

Total liabilities and equity	$112,154,786	$93,582,412

The accompanying notes are an integral part of these consolidated financial statements.

BEFUT INTERNATIONAL CO., LTD.

Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,
	2011	2010

Sales	$16,873,076	$15,930,811

Cost of sales	12,422,241	11,670,760

Gross profit	4,450,835	4,260,051

Operating expenses
Selling expenses	155,756	38,607
General and administrative expenses	1,161,340	1,011,620
Total operating expenses	1,317,096	1,050,227

Income from operations	3,133,739	3,209,824

Other income (expenses):
Government subsidy income	185,594	136,487
Interest income	19,583	8,504
Interest expense	(773,296)	(394,902)
Other income (expenses), net	(14,405)	31,121
Total other income	(582,524)	(218,790)

Income before provision for income taxes	2,551,215	2,991,034

Provision for income taxes	383,294	807,135

Net income	2,167,921	2,183,899

Less: net loss attributable to noncontrolling interest	(41,583)	(64,358)

Net income attributable to BEFUT International Co., Ltd.	$2,209,504	$2,248,257

Basic earnings per share	$0.07	$0.08
Diluted earnings per share	$0.07	$0.08

Weighted average number of common shares outstanding:
Basic	29,715,640	29,715,640
Diluted	29,715,640	29,752,094

The accompanying notes are an integral part of these consolidated financial statements.

BEFUT INTERNATIONAL CO., LTD.

Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended September 30,
	2011	2010

Net income	$2,167,921	$2,183,899

Other comprehensive income
Foreign currency translation adjustment	685,080	743,018

Total comprehensive income	2,853,001	2,926,917

Less: comprehensive income attributable to noncontrolling interest	(31,781)	(5,197)

Comprehensive income attributable to BEFUT	$2,821,220	$2,932,114

The accompanying notes are an integral part of these consolidated financial statements.

BEFUT INTERNATIONAL CO., LTD.

Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net Income	$2,167,921	$2,183,899
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization	843,627	753,831
Provision for bad debts	31,932	-
Changes in current assets and current liabilities:
Restricted cash	(1,104,268)	(1,480,073)
Accounts receivable	(4,048,194)	(4,751,564)
Inventory	(2,251,892)	(1,231,133)
Trade notes receivable	(127,991)	-
Advance payments for inventory	(560,057)	(1,318,366)
Prepaid VAT taxes	201,789	-
Other current assets	(124,866)	(429,085)
Accounts payable and accrued expenses	1,342,479	(229,105)
Trade notes payable	1,561,800	2,958,000
Advances from customers	1,575,108	177,334
Income taxes payable	360,699	784,816
Other taxes payable	136,458	-
Other current liabilities	517,505	219,191
Total adjustments	(1,645,871)	(4,546,154)

Net cash provided by (used in) operating activities	522,050	(2,362,255)

Cash flows from investing activities:
Advance payments for property and equipment	(141,206)	-
Due from related party	-	474,764
Additions to property and equipment	(3,265,982)	(622,725)
Loans to unrelated parties	(7,083,245)	10,664

Net cash used in investing activities	(10,490,433)	(137,297)

Cash flows from financing activities:
Due from factor	109,583	-
Bank loan security deposits	(312,680)	(26,622)
Loans from unrelated parties	676,908	1,626,900
Proceeds from minority shareholders		58,683
Proceeds from short-term bank loans	14,642,963	-
Repayment of short-term bank loans	(5,477,500)	-
Capital contribution from minority shareholder for Befut Consultants	3,124	-

Net cash provided by financing activities	9,642,398	1,658,961

Effect of foreign currency translation on cash	73,684	(16,136)

Net decrease in cash and cash equivalents	(252,301)	(856,727)

Cash and cash equivalents – beginning	2,724,146	1,319,173

Cash and cash equivalents – ending	$2,471,845	$462,446

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

BEFUT INTERNATIONAL CO., LTD.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Organization and Nature of Business (continued)

In January, 2010, Dalian Befut increased its investment capital to RMB14.7 million (approximately $2 million) with a transfer of intangible assets to Befut Zhong Xing on 1/1/2010 and raised its equity ownership percentage in Befut Zhong Xing to 73.5%. Befut Zhong Xing manufactures switch appliances, including high/low voltage distribution cabinet switches and crane electronic control switches. The noncontrolling interest also increased its equity investment by contributing additional cash of RMB 5,000,000 (approximately $733,350). There were no equity transactions (purchasing or selling the noncontrolling interest) between the Company and the noncontrolling interest shareholders for the three months ended September 30, 2011.

Dalian Yuansheng Technology Co., Ltd. (“Dalian Yuansheng”) was established on June 3, 2009 with a registered capital of RMB 1,000,000 (approximately $146,700). Two individual shareholders, Chengnian Yan and Xianjun Cheng, owned 60% and 40% of Dalian Yuansheng, respectively. On July 23, 2010, Dalian Befut contributed RMB 5,000,000 (approximately $735,294) and purchased the original 60% interest from Chengnian Yan at RMB 600,000 (approximately $88,235). As a result, Dalian Befut became 93.3% owner of Dalian Yuansheng. For the year ended June 30, 2010, the Company consolidated the financial statements of Dalian Yuansheng with intercompany transactions, including investment in Dalian Yuansheng of RMB 5,600,000 (approximately $823,529), eliminated and reported noncontrolling interest per ASC 810-10 as part of the Company’s equity.  The purchase of Chengnian Yan’s interest in Dalian Yuansheng at RMB 600,000 (approximately $88,235) was recorded as an equity transaction at cost and no gain or loss was recorded.

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

Dalian Befut Sales Co., Ltd. (“Befut Sales”) was established on August 24, 2011 by Dalian Befut and Befut Zhong Xing under the laws of the PRC, with registered capital of RMB1,000,000 (approximately $156,500). Dalian Befut invested RMB700,000 (approximately $109,550) for its 70% interest, and Befut Zhong Xing invested RMB300,000 (approximately $46,950) for its 30% interest. The main business of Befut Sales is selling wires, cables, and switch appliances.

Dalian Befut Wire & Cable Engineering and Research Co., Ltd. (“Befut Engineering and Research”) was established on August 26, 2011 by Dalian Befut under the laws of the PRC,  with registered capital of RMB1,000,000 (approximately $156,500). The main business of Befut Engineering and Research is to engage in the research and development of cables and wires. It is to the Company’s advantage to apply for government subsidies if the Company has a separate entity dedicated to research and development.

Dalian Befut Management Consultants Co., Ltd. (“Befut Consultants”) was established on September 21, 2011 by Dalian Befut and an individual under the laws of the PRC, with registered capital of RMB50,000 (approximately $7,825). Dalian Befut invested RMB 30,000 (approximately $4,695) for its 60% interest. Lu Haiyang, a member of the Company’s management, invested RMB 20,000 (approximately $3,130) in exchange for 40% of ownership interest. The main business of Befut Consultants is management consultant, conference service and Etiquette Services.

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

Basis Of Presentation (continued)

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

In preparing the accompanying unaudited consolidated financial statements, the Company evaluated the period from September 30, 2011 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

Interim Financial Statements

These interim financial statements should be read in conjunction with the audited consolidated financial statements for the years ended June 30, 2011 and 2010, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited consolidated financial statements for the years ended June 30, 2011 and 2010.

Note 3– Restricted Cash

Cash balances in the amount of $4,713,880 and $3,565,859 were restricted as of September 30, 2011 and June 30, 2011, respectively. The balance of $1,261,478 as of September 30, 2011 was restricted as collateral for the construction loan obtained from the PRC National Development Bank Joint Equity Corporation. The balance of $782,500 as of September 30, 2011 was restricted as collateral for the short-term bank loan obtained from Bank of East Asia. The balance of $1,565,000 as of September 30, 2011 was restricted as collateral for trade notes payable issued by Bank of Jinzhou. The balance of $782,500 as of September 30, 2011 was restricted as collateral for trade notes payable issued by China Merchants Bank. The balance of $322,402 as of September 30, 2011 was restricted as collateral for letter of guarantee.

Note 4– Inventory

Inventory consisting of material, labor and manufacturing overhead as of September 30, 2011 and June 30, 2011 consists of the following:

	September 30,	June 30,
	2011	2011

Raw materials	$2,180,821	$1,963,765
Work in process	411,851	241,832
Finished goods	4,284,301	2,401,834
Total	$6,876,973	$4,607,431

BEFUT INTERNATIONAL CO., LTD.
Notes to Consolidated Financial Statements
(Unaudited)

Note 5 – Loans to Unrelated Parties

As of September 30, 2011, the Company had outstanding loans to unrelated parties in the aggregate amount of $11,645,835, consisting of $6,539,840 to Dalian Haide Electric Power Equipment Co., Ltd, a research and development partner of the Company (“Dalian Haide”), $3,738,785 to Dalian Shipping Supporting Industrial Park Co., Ltd, a customer of the Company, $924,315 to Dalian Hongbang Trading Co., Ltd, a vendor of the Company, $286,395 to Dalian Aolong Shipping Technology& Development Co., Ltd, a vendor of the Company and $156,500 to Taonan No.1 Construction Co., Ltd, a customer of the Company. These loans are made to primarily fund working capital requirements and are payable on demand.  In addition, the loans are unsecured and non-interest bearing.

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

Note 6 – Bank Loan Security Deposits

The Company obtained financing from various banks through third party guarantors. The Company is responsible to provide security deposits to third party guarantors per the agreements between the Company and the third guarantors. The balance of such bank loan security deposits as of September 30, 2011 and June 30, 2011 consist of the following:

	September 30,	June 30,
	2011	2011

Bank loan security deposits – short-term	$1,241,045	$917,371
Bank loan security deposits – long-term	313,000	309,400
Total	$1,554,045	$1,226,771

Note 7 – Advance Payments for Inventory

As a common practice in the business environment of China, the Company is required to make advance payments to certain vendors for inventory. The advances for the purchase of inventory amounted to $2,605,290 and $2,024,943 as of September 30, 2011 and June 30, 2011, respectively.

Note 8 – Property and Equipment

Property and equipment as of September 30, 2011 and June 30, 2011 consist of the following:

	September 30,	June 30,
	2011	2011

Buildings	$21,123,507	$20,880,553
Machinery and equipment	14,000,187	13,737,259
Office equipment and furniture	532,690	505,084
Vehicles	609,785	602,771
Subtotal	36,266,169	35,725,667
Less: Accumulated depreciation	4,048,638	3,504,649
	32,217,531	32,221,018
Add: Construction in progress	7,412,483	4,228,300

Total	$39,630,014	$36,449,318

Depreciation expense for the three months ended September 30, 2011 and 2010 was $503,761 and $433,215, respectively.

BEFUT INTERNATIONAL CO., LTD.
Notes to Consolidated Financial Statements
(Unaudited)

Note 9 – Advance Payments – Research and Development

As a common practice in the business environment of China, the Company is required to make advance payments for goods or services that will be used in future research and development activities. The Company made the original advance payments for research and development to Dalian Haide in August 2008 for the development of twenty patents.  The Company realizes the advance payments when certain progress targets are achieved, including, but not limited to, obtaining the intellectual property certificates issued by the PRC State Intellectual Property Office and passing the two-year declaration period, and related costs have been charged by the PRC State Intellectual Property Office to the Company. Such advance payments are amortized as research and development expense in the years in which the patents have passed the two- year declaration period. As of September 30, 2011 and June 30, 2011, the Company determined that these advance payments are recoverable.

Note 10 – Intangible Assets

Intangible assets as of September 30, 2011 and June 30, 2011 consist of the following:

	September 30,	June 30,
	2011	2011

Software	$30,254	$29,906
Trademark	89,205	88,179
Land use rights	5,848,859	5,781,587
Patent	12,325,940	12,184,172
Subtotal	18,294,258	18,083,844
Less: Accumulated amortization	3,339,177	2,964,145
Total	$14,955,081	$15,119,699

Amortization expense for the three months ended September 30, 2011 and 2010 was $339,866 and $320,616, respectively.

Note 11 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of September 30, 2011 and June 30, 2011 consist of the following:

	September 30,	June 30,
	2011	2011

Accounts payable	$5,711,992	$4,294,818
Accrued expenses	93,107	322,604
Total	$5,805,099	$4,617,422

The carrying value of accounts payable and accrued expenses approximate their fair values due to the short-term nature of these obligations.

Note 12 – Short-Term Bank Loans

Short-term bank loans consist of the following:

	September 30,	June 30,
	2011	2011
On September 14, 2010, the Company obtained a loan from Harbin Bank with a maturity date of September 13, 2011. The interest is paid monthly at a variable rate equal to 30% per annum above the floating base interest for loans of the same term issued by the People’s Bank of China, the PRC’s central bank. The average annual interest rate for the year ended June 30, 2011 was approximately 8.203%. The loan was secured by the Company’s property and equipment. The loan was paid off by September 30, 2011.	$-	$3,094,000

BEFUT INTERNATIONAL CO., LTD.
Notes to Consolidated Financial Statements
(Unaudited)

Note 12 – Short-Term Bank Loans (continued)

	September 30,	June 30,
	2011	2011

On October 21, 2010, the Company obtained a loan from Dalian Economic Development Zone Xinhui Town Bank with a maturity date of October 20, 2011. The interest is paid monthly at a variable rate equal to 50% per annum above the floating base interest for loans of the same term issued by the People’s Bank of China. The average interest rate for the three months ended September 30, 2011 was approximately 9.84%. The loan is secured by the Company’s inventory.	$1,549,350	$1,531,530

On November 11, 2010, the Company obtained a loan from the Bank of Dalian with a maturity date of November 10, 2011. The interest is paid monthly at a variable rate equal to 30% per annum above the floating base interest for loans of the same term issued by the People’s Bank of China. The average interest rate for the three months ended September 30, 2011 was approximately 8.528%. The loan is guaranteed by Dalian Zhongdingxin Investment Guarantee Co., Ltd., an unaffiliated third party.	$1,565,000	$1,547,000

On November 23, 2010, the Company obtained a loan from the Bank of Dalian with a maturity date of November 22, 2011. The interest is paid monthly at a variable rate equal to 10% per annum above the floating base interest for loans of the same term issued by the People’s Bank of China. The average interest rate for the three months ended September 30, 2011 was approximately 7.216%. The loan is guaranteed by Dalian Tiansi Joint Guarantee Co., Ltd., an unaffiliated third party.	$1,565,000	$1,547,000

On January 10, 2011, the Company obtained a loan from the Bank of East Asia with a maturity date of July 10, 2011. The interest is paid monthly at a variable rate equal to 30% per annum above the floating base interest for loans of the same term issued by the People’s Bank of China. The average interest rate for the three months ended September 30, 2011 was approximately 7.93%. The loan was secured by the Company’s accounts receivables and was paid off by September 30, 2011.	$-	$2,320,500

On June 23, 2011, the Company obtained a loan from the Bank of East Asia with a maturity date of December 22, 2011. The interest is paid monthly at a variable rate equal to 30% per annum above the floating base interest for loans of the same term issued by the People’s Bank of China. The average interest rate for the three months ended September 30, 2011 was approximately 7.93%. The loan is secured by the Company’s accounts receivables.	$1,565,000	$1,547,000

On July 1, 2011, the Company obtained a loan from the Bank of East Asia with a maturity date of December 31, 2011. The interest is paid monthly at a variable rate equal to 30% per annum above the floating base interest for loans of the same term issued by the People’s Bank of China. The average interest rate for the three months ended September 30, 2011 was approximately 7.93%. The loan is secured by the Company’s accounts receivables.	$2,347,500	$-

On July 15, 2011, the Company obtained a loan from the Bank of China with a maturity date of November 7, 2011. The interest is paid monthly at a annual interest rate equal to 6.1%. The loan is secured by the Company’s accounts receivables.	$668,255	$-

BEFUT INTERNATIONAL CO., LTD.
Notes to Consolidated Financial Statements
(Unaudited)

Note 12 – Short-Term Bank Loans (continued)

	September 30,	June 30,
	2011	2011
On July 19, 2011, the Company obtained a loan from China Merchants Bank with a maturity date of January 18, 2012. The interest is paid monthly at a variable rate equal to 30% per annum above the floating base interest for loans of the same term issued by the People’s Bank of China. The average interest rate for the three months ended September 30, 2011 was approximately 7.93%. The loan is secured by the Company’s accounts receivables.	$2,347,500	$-

On July 29, 2011, the Company obtained a loan from Industrial and Commercial Bank of China with a maturity date of January 28, 2012. The interest is paid monthly at a variable rate equal to 20% per annum above the floating base interest for loans of the same term issued by the People’s Bank of China. The average interest rate f for the three months ended September 30, 2011 was approximately 7.32%. The loan is secured by the Company’s accounts receivables.	$1,408,500	$-

On September 16, 2011, the Company obtained a loan from Industrial and Commercial Bank of China with a maturity date of March 15, 2012. The interest is paid monthly at a variable rate equal to 20% per annum above the floating base interest for loans of the same term issued by the People’s Bank of China. The average interest rate for the three months ended September 30, 2011 was approximately 7.32%. The loan is secured by the Company’s accounts receivables.	$1,611,950	$-

On September 23, 2011, the Company obtained a loan from Harbin Bank with a maturity date of September 22, 2012. The interest is paid monthly at a variable rate equal to 20% per annum above the floating base interest for loans of the same term issued by the People’s Bank of China. The average interest rate for the three months ended September 30, 2011 was approximately 7.872%. The loan is secured by the Company’s property and equipment.	$3,130,000	$-

On September 27, 2011, the Company obtained a loan from Jilin Bank with a maturity date of September 26, 2012. The interest is paid monthly at a variable rate equal to 30% per annum above the floating base interest for loans of the same term issued by the People’s Bank of China. The average interest rate for the three months ended September 30, 2011 was approximately 8.528%. The loan is guaranteed by a third party Dalian Fangyuan Financial Guarantee Co., Ltd.	$3,130,000	$-

Total	$20,888,055	$11,587,030

Note 13 – Loans From Unrelated Parties

These loans are based on good-faith, and are non-interest bearing and payable on demand. There are no financial or non-financial covenants associated with these loans. The proceeds from these loans are utilized for working capital. As of September 30, 2011 and June 30, 2011, the Company had outstanding loans from unrelated parties of $4,057,140 and $3,364,992, respectively.

BEFUT INTERNATIONAL CO., LTD.
Notes to Consolidated Financial Statements
(Unaudited)

Note 14 – Trade Notes Payable

Trade notes payable consist of non-interest bearing promissory notes issued in connection with the acquisition of certain inventory. Balances outstanding as of September 30, 2011 and June 30, 2011 were $4,695,000 and $3,094,000, respectively.

Note 15 – Advances from Customers

As a common practice in the business environment of China, the Company is required to receive advance payments from customers. The advances from customers amounted to $4,890,072 and $3,273,647 as of September 30, 2011 and June 30, 2011, respectively.

Note 16 – Long-Term Bank Loans

Long-term bank loans consist of the following:

	September 30,	June 30,
	2011	2011
On November 2, 2009, Dalian Befut entered into a Loan Agreement with the PRC National Development Bank Joint Equity Corporation (“NDB”) pursuant to which Dalian Befut borrowed RMB100,000,000 (approximately $15,470,000) from NDB (the “Loan”), The term of the Loan is seven years, with a maturity date of November 1, 2016. The interest rate is a variable rate equal to 5% per annum above the floating base interest for loans of the same term promulgated by the People’s Bank of China. The average interest rate for the three months ended September 30, 2011 was approximately 7.245%. The Loan was designated to finance the construction of Dalian Befut’s planned specialty cable production lines with a production capacity of 4,000 km. The Loan was secured by, among other liens, a first priority lien on Dalian Befut’s land use right and its building property ownership and guaranteed by, among other guarantees, Mr. Hongbo Cao and Mr. Tingmin Li, Dalian Befut’s two major shareholders.
	$15,024,000	$14,851,200

Total	$15,024,000	$14,851,200

Less: Current portion	1,095,500	1,082,900

Total noncurrent portion	$13,928,500	$13,768,300

Note 17 – Government Subsidy Income

Government subsidy income for the three months ended September 30, 2011 and 2010 consists of the following:

	For the Three Months Ended September 30,
	2011	2010

Appropriation of Technology Innovation Subsidy	$52,841	$35,792
Newly Identified Municipal Technical Center Subsidy	-	73,950
Value added tax refund for employing physically-challenged workers	132,753	26,745
Total	$185,594	$136,487

BEFUT INTERNATIONAL CO., LTD.
Notes to Consolidated Financial Statements
(Unaudited)

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

	For the Three Months Ended September 30,
	2011	2010

Net income attributable to BEFUT International Co., Ltd.	$2,209,504	$2,248,257

Weighted average common shares (denominator for basic earnings per share)	29,715,640	29,715,640

Effect of dilutive securities:
Warrants	-	36,454

Weighted average common shares (denominator for diluted earnings per share)	29,715,640	29,752,094

Basic earnings per share	$0.07	$0.08
Diluted earnings per share	$0.07	$0.08

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
(Unaudited)

Note 19– Stockholders’ Equity And Related Financing Agreements (continued)

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

Note 20– Income Taxes

The Company is a Nevada corporation and conducts all of its business through its Chinese subsidiaries. The Company’s business is conducted solely in the PRC. As the Company is a U.S. holding company, it has not recorded any income for the years ended September 30, 2011 and 2010, there was no provision or benefit for U.S. income tax purpose.

The Company is governed by the Income Tax Law of the PRC concerning private-run enterprises, which are generally subject to a statutory tax rate of 25% and were previously, until January 2008, subject to a statutory tax rate of 33% (30% state income tax plus 3% local income tax) on income reported in the statutory statements after appropriate tax adjustments.

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the PRC (the “New CIT Law”), which became effective from January 1, 2008. Under the New CIT Law, the corporate income tax rate applicable to all companies, including both domestic and foreign-invested companies, is 25%, replacing the previous applicable tax rate of 33%. For the three months ended September 30, 2011 and 2010, the income tax provision for the Company was $383,294 and $807,135, respectively.

In July 2006, the FASB issued FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company does not recognize any benefits in the financial statements for the three months ended September 30, 2011 and 2010.

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

BEFUT INTERNATIONAL CO., LTD.
Notes to Consolidated Financial Statements
(Unaudited)

Note 23 – Risk of Concentration and Credit Risk

For the three months ended September 30, 2011, five vendors accounted for approximately 56% of the Company’s purchases of raw materials, while for the three months ended September 30 2010, five vendors accounted for approximately 84% of the Company’s purchases of raw materials. Total purchases from these vendors were $9.85 million and $15.77 million for the three months ended September 30, 2011 and 2010, respectively.

For the three months ended September 30, 2011, five major customers accounted for $4.83 million in sales, or approximately 31% of the Company’s total sales. For the three months ended September 30, 2010, five customers accounted for $5.87 million in sales, or approximately 37% of the Company’s total sales.

Financial instruments which potentially subject the Company to credit risk consist principally of cash on deposit with financial institutions. Management believes that the financial institutions that hold the Company’s cash and cash equivalents are financially sound and minimal credit risk exists with respect to these investments.

Note 24 – Supplemental Cash Flow Disclosures

The following is supplemental information relating to the consolidated statements of cash flows:

	For the Three Months Ended September 30,
	2011	2010

Cash paid for interest	$741,798	$337,068
Cash paid for income taxes	$15,525	$-

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Unless the context indicates otherwise, as used in the following discussion, the words “Company”, “we,” “us,” and “our,” each refer to (i) BEFUT International Co., Ltd. (f/k/a Frezer, Inc.), a corporation incorporated in the State of Nevada (“Befut Public Co.”); (ii) BEFUT Corporation, a corporation incorporated in the State of Nevada and a wholly owned subsidiary of Befut Public Co. (“Befut Nevada”); (iii) Hongkong BEFUT Co., Ltd. (“Befut Hongkong”), a wholly-owned subsidiary of Befut Nevada, incorporated under the laws of Hong Kong; (iv) Befut Electric (Dalian) Co., Ltd. (“WFOE”), a corporation incorporated under the laws of the People’s Republic of China (the “PRC”), and a wholly-owned subsidiary of Befut Hongkong; (v) Dalian Befut Wire and Cable Manufacturing Co., Ltd. (“Dalian Befut”), a corporation incorporated under the laws of the PRC, which is a captive manufacturer of WFOE pursuant to a series of contractual agreements; (vi) Dalian Marine Cable Co., Ltd. (“Befut Marine”), a corporation incorporated under the laws of the PRC,  which was 86.6% owned by Dalian Befut as of February 25, 2011; (vii) Dalian Befut Zhong Xing Switch Co., Ltd. (“Befut Zhong Xing”), a corporation incorporated under the laws of the PRC, and that is 73.5% owned by Dalian Befut; (viii) Dalian Yuansheng Technology Co., Ltd. (“Dalian Yuansheng”), a corporation incorporated under the laws of the PRC, and that is 93.3% owned by Dalian Befut; (ix) Dalian Befut Sales Co., Ltd., a corporation incorporated under the laws of the PRC, and that is 70% owned by Dalian Befut and 30% owned by Befut Zhong Xing; (x) Dalian Befut Wire & Cable Engineering and Research Co., Ltd., a corporation incorporated under the laws of the PRC, and that is wholly owned by Dalian Befut; and (xi) Dalian Befut Management Consultants Co., Ltd., a corporation incorporated under the laws of the PRC, and that is 60% owned by Dalian Befut .

Unless the context otherwise requires, all references to (i) “PRC” and “China” are to the People’s Republic of China; (ii) “U.S. dollar,” “$” and “US$” are to United States dollars; and (iii) “RMB”, “Yuan” and Renminbi are to the currency of the PRC or China.

Overview

We believe that we are one of the most competitive manufacturers of specialty cables in northeastern China.  For the three months ended September 30, 2011, approximately 36% of our revenues were generated from traditional cable, about 57% of revenues were generated from specialty cable and about 7% of revenues were generated from our switch application business. Our cable products consist of (i) traditional electric power system cable and (ii) an assortment of specialty cable, including marine cable, mining specialty cable, and petrochemical cable.  Our switch application business consists mainly of high and low voltage distribution cabinet switches and crane electronic control switches, which products complement our cable product offerings.

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

Recent Developments

On August 24, 2011 Dalian Befut and Befut Zhong Xing formed Dalian Befut Sales Co., Ltd. (“Befut Sales”) under the laws of the PRC, with registered capital of RMB1,000,000 (approximately $156,500). Dalian Befut invested RMB700,000 (approximately $109,550) for its 70% interest, and Befut Zhong Xing invested RMB300,000 (approximately $46,950) for its 30% interest. The main business of Befut Sales is selling wires, cables, and switch appliances.

On August 26, 2011 Dalian Befut formed Dalian Befut Wire & Cable Engineering and Research Co., Ltd. (“Befut Engineering and Research”) under the laws of the PRC, with registered capital of RMB1,000,000 (approximately $156,500). The main business of Befut Engineering and Research is to  engage in the research and development of cables and wires.  It is to our advantage to apply for government subsidies if we have a separate entity dedicated to research and development.

On September 21, 2011 Dalian Befut and a member of our management formed Dalian Befut Management Consultants Co., Ltd. (“Befut Consultants”) under the laws of the PRC, with registered capital of RMB50,000 (approximately $7,825). Dalian Befut invested RMB 30,000 (approximately $4,695) for its 60% interest. Mr. Haiyang Lu,  a member of our management, invested RMB 20,000 (approximately $3,130) in exchange for 40% of the ownership interest. The main business of Befut Consultants is management consultant, conference service and etiquette services.

Results of Operations

Three months ended September 30, 2011 compared to three months ended September 30, 2010

The following table summarizes the results of our operations during the three-month periods ended September 30, 2011 and September 30, 2010, respectively and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended September 30, 2011 compared to the three-month period ended September 30, 2010.

	Three Months ended		%
Item	30-Sep-11	30-Sep-10	Change
Sales	$16,873,076	$15,930,811	6%
Cost of sales	$12,422,241	$11,670,760	6%
Gross profit	$4,450,835	$4,260,051	4%
Total operating expenses	$1,317,096	$1,050,227	25%
Total other income/(expenses)	$(582,524)	$(218,790)	166%
Net income	$2,209,504	$2,248,257	-1.7%
Gross profit margin	26.38%	26.74%	-1.36%
Basic earnings per share	0.07	0.08	-13%
Diluted earnings per share	0.07	0.08	-13%
Weighted average number of common shares outstanding:
Basic	29,715,640	29,715,640	0%
Diluted	29,715,640	29,752,094	0%

Sales

Our sales for the three months ended September 30, 2011 were $16,873,076, representing an increase of $942,265, or 6%, as compared to the three months ended September 30, 2010. Approximately $2.3 million was attributable to  sales of our specialty cable products and $1 million was attributable to  sales of our switch appliance business.  Our increase in total sales was partially offset by decreased sales of our traditional cable products, which were approximately $2.4 million for the period.

The increase in sales was primarily due to two factors: (i) 12% increase  in our total sales volume driven by the increased demand for petrochemical cable, and (ii) higher sales prices of our cable products and switch appliances, which were primarily the result of an approximately 10% increase in the average price of copper, our primary raw material, which we passed on to our customers.  Copper constitutes approximately 70%-80% of the raw material components in our cable products.

The percentage of total sales that was attributable to sales of specialty cable, traditional cable and switch appliances for the three months ended September 30, 2011 was approximately 57%, 36% and 7%, representing an increase of approximately 11%, a decrease of approximately 17% and an increase of approximately 6%, respectively, as compared to the three months ended September 30, 2010.  Fluctuations in product percentages are mainly due to the changes in the product requirements of our customers.

The rate of increase in our sales slowed down as compared with the previous period,  primarily due to two factors: (i) part of our working capital was invested in the construction of the Phase II Changxing Facility, and (ii) the price of copper, our main raw material, decreased substantially  in September, when  certain customers delayed their orders.

Cost of Sales

Cost of sales includes the expenses incurred to produce inventory for sale, including raw materials, direct labor, depreciation of manufacturing facilities and machinery, overheads, amortization of land use right  as well as changes in reserves for shrinkage and inventory obsolescence. Our cost of sales for the three months ended September 30, 2011 was $12,422,241, an increase of $751,481, or 6%, as compared to the three months ended September 30, 2010.

Gross Profit

Gross profit for the three months ended September 30, 2011 was $4,450,835, representing an increase of $190,784, or 4%, as compared to the three months ended September 30, 2010. Gross profit margin was 26.38% for the three months ended September 30, 2011, representing a decrease of 1.35%, as compared to the three months ended September 30, 2010.  The decrease in gross profit margin was primarily due to the significant decrease in margin of our marine cable and traditional cable by  2% and 3%, respectively, as compared to the same period in 2010. The gross profit margin of each category of our products for the three months ended September 30, 2011 was approximately 35% for specialty cable, 17% for traditional cable and 8% for switch appliances, as compared to gross profit margins of approximately 35% for specialty cable, 20% for traditional cable and 11% for switch appliances for three months ended September 30, 2010.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of salaries and bonuses for sales personnel, advertising and promotion expenses, freight charges, related compensation and professional fees, and amortization expenses. Selling expenses were $155,756 in the three months ended September 30, 2011, as compared to $38,607 in the three months ended September 30, 2010, representing an increase of $117,149, or 303%. The increase in selling expenses was mainly due to the increase in transportation expenses General and administrative expenses were $1,161,340 for the three months ended September 30, 2011, an increase of $149,720, or 15%, as compared to the three months ended September 30, 2010. The increase of approximately $277,528 of general and administrative expenses from WFOE was mainly due to the manufacturing overhead recorded as general and administrative expense instead of cost of sales since WFOE generated  nominal sales for  the period ended September 30, 2011. The increase in selling, general and administrative expenses was partially offset by the a decrease of approximately $141,782 of general and administrative expenses from Yuansheng.

Income from Operations

Our operating income was $3,133,739 for the three months ended September 30, 2011, a decrease of $76,085, or 2%, as compared to $3,209,824 for the three months ended September 30, 2010.  The slight decrease was due to the increase of selling, general and administrative expenses, which was partially offset by the increase in gross profit.

Government Subsidy

For the three months ended September 30, 2011, we received subsidies from various PRC governmental bureaus in the aggregate amount of $185,594, representing an increase of $49,107, or 36%, as compared to subsidies of $136,487 received in the three months ended September 30, 2010.  The subsidies received by the Company in the quarter ended September 30, 2011 consisted of (i) a refund of $52,841 for value added taxes paid by the Company in February 2011, and (ii) $132,753 received from the Appropriation of Technology Innovation Fund of the Department of Finance of Liaoning Province.

Interest Expenses

Interest expense was $773,296 for the three months ended September 30, 2011, an increase of $378,394, or 96%, as compared to $394,902 for the three months ended September 30, 2010.  The increase of the interest expense was mainly due to the significant increase of  short-term bank loans that we have obtained for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010.

Income Taxes

For the three months ended September 30, 2011, our business operations were conducted solely by WFOE, Dalian Befut and its subsidiaries, and as such, we were governed by the PRC Enterprise Income Tax Laws (the “EIT Law”). China enterprise income tax is calculated based on taxable income determined under Chinese generally accepted accounting principles. In accordance with the EIT Law, a Chinese domestic company is subject to taxes, including but not limited to: (i) an enterprise income tax rate of 25% and (ii) a value added tax of 17% on the goods sold.

Provision for income taxes was $383,294 for the three months ended September 30, 2011, a decrease of $423,841, or 53%, compared to $807,135 for the three months ended September 30, 2010.

Net Income

Net income for the three months ended September 30, 2011 was $2,209,504, a decrease of $38,753, or 1.7%, as compared to net income of $2,248,257 for the three months ended September 30, 2010. The decrease was mainly attributable to the decrease of $76,085 in income from operations and the increase of $378,394 in interest expense, which was partially offset by an increase in government subsidy of $49,107 and a decrease in income taxes of  $423,841.

Liquidity and Capital Resources

Selected Measures of Liquidity and Capital Resources

The following table sets forth certain relevant measures regarding our liquidity and capital resources:

(dollars in thousands, except ratios)	September 30, 2011	June 30, 2011

Cash and cash equivalents and restricted cash	$7,186	$6,290

Working capital	$11,270	$11,502

Ratio of current assets to current liabilities	1.3:1	1.4 :1

We have historically financed our operations and capital expenditures through cash flows from operations and bank loans.

Our approximately $0.2 million decrease in working capital from June 30, 2010 to September 30, 2011 was primarily due to the increase of $15.62 million of current liabilities, which was partially offset by the increase of $15.39 million of current assets. The increase of current liabilities mainly includes  increases of $9.3 million of short term bank loans,  $0.7 million of loans from unrelated parties,  $1.6 million in advances from customers,  $1.6 million of trade notes payable and  $1.2 million of accounts payable. The increase of current assets mainly includes the increases of $0.9 million of cash and cash equivalents and restricted cash,  $4.2 million of account receivables,  $7.2 million of loans to unrelated parties, and  $2.3 million of inventory.

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

Cash Flows

We had a net decrease of $252,301 in cash and cash equivalents from June 30, 2011 to September 30, 2011. The following table summarizes such changes:

	For the three months ended
	September 30, 2011	September 30, 2010
Net cash used in operating activities	$522,050	$(2,362,255)
Net cash used in investing activities	$(10,490,433)	$(137,297)
Net cash used in financing activities	$9,642,398	$1,658,961
Net decrease in cash, cash equivalents	$(252,301)	$(856,727)

Operating Activities

We used net cash of $522,050 for our operating activities in the three months ended September 30, 2011, representing an increase of $2,884,305, or 122%, as compared to net cash of $2,362,255 used in the three months ended September 30, 2010. Although the net income for the three months ended September 30, 2011 was $2,167,921, representing  a minimal decrease of $15,978, as compared to net income of $2,183,899 for the three months ended September 30, 2010, we still used net cash of $522,050 for our operating activities. The positive operating cash flow was primarily due to the increase of accounts payable, advances from customers and other payables. However, the decrease of accounts receivables, inventory and trade notes payable were partially offset the increase of operating activities.

Investing Activities

The net cash used in our investment activities in the three months ended September 30, 2011 was $10,490,433, representing an increase of $10,353,136, as compared to $137,297 of net cash used in investment activities in the three months ended September 30, 2010. The increase was mainly due to, among other things, cash used in connection with the construction of the  Phase II Changxing Facility  and loans to unrelated parties.

Financing Activities

The net cash provided by our financing activities in the three months ended September 30, 2011 was $9,642,398, representing an increase of $7,983,437, as compared to $1,658,961 of net cash used in the three months ended September 30, 2010. The increase was mainly due to approximately $9.17 million in short term bank loans, which was partially offset by a  decrease of $1 million in loans from unrelated parties.

Financial Obligations

As of September 30, 2011, our outstanding loans were as follows:

Creditors	Loan Amount	Interest Rate		Term	Maturity Date

Xinhui Town Bank	$1,549,350	9.84	%+	1 year	10/20/11

Bank of Dalian	$1,565,000	8.528	%*	1 year	11/10/11

Bank of Dalian	$1,565,000	7.216	%^	1 year	11/22/11

Bank of East Asia	$1,565,000	7.93	% *	6 months	12/22/11

Bank of East Asia	$2,347,500	7.93	%*	6 months	12/31/11

Bank of China	$668,255	6.1%		115 days	11/07/11

China Merchants Bank	$2,347,500	7.93	%*	6 months	01/18/12

Industrial and Commercial Bank of China	$1,408,500	7.32	%&	6 months	01/28/12

Industrial and Commercial Bank of China	$1,611,950	7.32	%&	6 months	03/15/12

Harbin Bank	$3,130,000	7.872	%&	1 year	09/22/12

Jilin Bank	$3,130,000	8.528	%*	1 year	09/26/12

PRC National Development Bank Joint Equity Corporation	$15,024,000	7.245	%#	7 years	11/01/16

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

&  Variable interest rate equal to 20% per annum above the floating base rate issued by the People’s Bank of China.

Accounts Receivable

The balance of our accounts receivable was $22,396,099, net of allowance for doubtful accounts of $120,495, as of September 30, 2011, as compared to $18,166,580, net of allowance for doubtful accounts of $87,480, as of June 30, 2010. The days’ sales in receivables for the three months ended September 30, 2011 were 108 days, as compared to 66 days for the three months ended September 30, 2010.

Inventories

Inventories consisted of the following as of September 30, 2011 and June 30, 2010, respectively:

(dollars)	September 30, 2011	June 30, 2011
Category
Raw materials	$2,180,821	$1,963,765
Work-in-process	411,851	241,832
Finished goods	4,284,301	2,401,834
Total inventories	$6,876,973	$4,607,431

We had total inventory of $6,876,973 as of September 30, 2011, representing an increase of $2,269,542, or 49%, as compared to inventory of $4,607,431 as of June 30, 2010. Days’ purchase in inventory for the three months ended September 30, 2011 were 42 days, compared to 25 days for the three months ended September 30, 2010.

Off-Balance Sheet Arrangements

At September 30, 2011, we did not have any off-balance sheet arrangements.

Foreign Currency Exchange

For the three months ended September 30, 2011, the U.S. Dollar and RMB exchange rate fluctuated from RMB 6.4716 to 1 U.S. Dollar to RMB6.3549  to 1 U.S. Dollar, an increase of approximately 2% in the value of the RMB.  As a result of the minimum appreciation of the RMB during this period, the Company believes that currency fluctuations have not had a material impact on the Company’s cash flows, revenues and financial condition.

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

Accounts Receivable

Accounts receivable are recorded net of allowance for doubtful accounts. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts.  Periodically, management assesses customer credit history and relationships as well as performs accounts receivable aging analysis. Based on the results, management determines whether certain balances are deemed uncollectible at the end of period. Using its past collection experience, the Company reserves 0.3% of accounts receivable balances that have been outstanding for less than one year, 3% of accounts receivable balances that have been outstanding for more than one year but less than two years, and 10% of accounts receivable balances that have been outstanding for more than two years. The Company generally provides customers with credit terms of three to four months.  However, we provide our “large” customers, those with average annual specialty cable orders of over $7 million, with credit terms of five to six months.  We generally do not conduct further business with customers that have significant unpaid accounts receivable balances beyond 12 months, unless we receive advance payments from such customers.  As of September 30, 2011, the amount of our receivables ages less than one year, 1-2 years and more than two years was $21,804,718, $675,132 and $36,744, respectively.

As of September 30, 2011 and June 30, 2010, the Company had accounts receivable of $22,396,099 and $18,166,580, net of allowance for doubtful accounts of $120,495 and $87,480, respectively.

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

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer reviewed and evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011 (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.

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

In connection with the preparation of our responses to comments received from the SEC in 2011, we identified certain reporting errors and omissions in our previously issued financial statements.  We subsequently determined that a restatement was required for our consolidated financial statements for the years ended June 30, 2010 and 2009, and for the quarters ended September 30, 2010, December 31, 2010 and March 31, 2011 respectively.  As a result of the foregoing, management determined that a material weakness existed with respect to our financial reporting.  This weakness was a result of our insufficient disclosure of certain required information by inexperienced staff, which required the restatement of our consolidated financial statements as of and for the years ended June 30, 2010 and 2009, and for the quarters ended September 30, 2010, December 31, 2010 and March 31, 2011 respectively.

As a result of the material weakness identified with respect to our financial reporting and our ongoing efforts to remediate such weakness, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2011. As of the date of this report, we are undertaking the following steps to correct the aforementioned material weakness by:

•	Establishing policies and procedures of transaction level and type to improve our internal control environment;

•	Implementing a financial closing process check list including major book closing steps to perform consolidation and reviews; and

•	Recruiting qualified accounting professionals with sufficient US GAAP knowledge to enhance the quality of our financial reporting preparation.

Changes in Internal Control Over Financial Reporting

Since becoming aware of the material weakness described above after the quarter ended March 31, 2011, we have undertaken the aforementioned steps to remediate the weakness in our internal controls over financial reporting. Except for such efforts, there was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II           OTHER INFORMATION

Item 6.	Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEFUT INTERNATIONAL CO., LTD.

Date: December 27, 2011	By:	/s/ Hongbo Cao
Name: Hongbo Cao
Title: President and Chief Executive Officer
(principal executive officer)

Date: December 27, 2011	By:	/s/ Mei Yu
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