Form 10-Q
period 2011-12-31
BEFUT International Co., Ltd.
filed 2012-02-14
CIK 1328888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2011

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 29,715,640 shares of Common Stock, $.001 par value, were outstanding as of February 9, 2012.

2

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

BEFUT INTERNATIONAL CO., LTD.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

(UNAUDITED)

3

BEFUT INTERNATIONAL CO., LTD.

Consolidated Financial Statements

December 31, 2011 and 2010

(Unaudited)

BEFUT INTERNATIONAL CO., LTD.

Consolidated Balance Sheets

	December 31,	June 30,
	2011	2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,217,291	$2,724,146
Restricted cash	7,914,149	3,565,859
Accounts receivable, net of allowance for doubtful accounts of $121,188	24,584,186	18,166,580
and $87,480 at December 31, 2011 and June 30, 2011, respectively
Due from factor	-	108,545
Inventory	7,760,095	4,607,431
Trade notes receivable	1,428,063	1,343,309
Loans to unrelated parties	16,021,073	4,495,767
Bank loan security deposits	933,382	917,371
Advance payments for inventory	3,176,074	2,024,943
Prepaid VAT taxes	-	200,006
Other current assets	1,976,022	1,729,758
Total current assets	69,010,335	39,883,715

Property and equipment, net	39,730,916	36,449,318

Other assets:
Advance payments for property and equipment	921,885	771,414
Advance payments – Research & Development	1,067,172	1,048,866
Bank loan security deposits – long term	314,800	309,400
Intangibles, net	14,699,101	15,119,699
Total other assets	17,002,958	17,249,379

Total assets	$125,744,209	$93,582,412

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$6,766,344	$4,617,422
Short-term bank loans	22,460,980	11,587,030
Current portion of long-term bank loan	2,203,600	1,082,900
Loans from unrelated party	4,244,118	3,364,992
Trade notes payable	11,018,000	3,094,000
Advances from customers	6,168,590	3,273,647
Due to shareholder	579,959	-
Income taxes payable	892,083	322,299
Other taxes payable	658,213	-
Other current liabilities	2,496,585	1,039,231
Total current liabilities	57,488,472	28,381,521
Long-term bank loan	12,434,600	13,768,300

Total liabilities	69,923,072	42,149,821

Equity
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized,	-	-
no shares issued or outstanding
Common stock, $0.001 par value, 200,000,000 shares authorized,	29,716	29,716
29,715,640 and 29,715,666 shares issued and outstanding at
December 31, 2011 and June 30, 2011, respectively
Additional paid-in capital	21,838,047	21,838,047
Statutory reserves	1,215,273	1,215,273
Retained earnings	26,926,592	23,378,099
Accumulated other comprehensive income	5,316,605	4,390,669
Total stockholders’ equity	55,326,233	50,851,804
Noncontrolling interest	494,904	580,787

Total equity	55,821,137	51,432,591

Total liabilities and equity	$125,744,209	$93,582,412

The accompanying notes are an integral part of these consolidated financial statements.

BEFUT INTERNATIONAL CO., LTD.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2011	2010	2011	2010

Sales	$13,382,645	$14,871,164	$30,255,721	$30,801,975

Cost of sales	10,056,846	10,954,272	22,479,087	22,625,032

Gross profit	3,325,799	3,916,892	7,776,634	8,176,943

Operating expenses
Selling expenses	$177,529	149,643	333,285	188,250
General and administrative expenses	1,104,355	1,032,259	2,265,695	2,043,879
Total operating expenses	1,281,884	1,181,902	2,598,980	2,232,129

Income from operations	2,043,915	2,734,990	5,177,654	5,944,814

Other income (expenses):
Government subsidy income	100,138	180,155	285,732	316,642
Interest income	9,140	1,462	28,723	9,966
Interest expense	(838,898)	(494,852)	(1,612,194)	(889,754)
Other income (expenses), net	208,443	107,024	194,039	138,145
Total other expenses	(521,177)	(206,211)	(1,103,700)	(425,001)

Income before provision for income taxes	1,522,739	2,528,779	4,073,954	5,519,813

Provision for income taxes	241,586	614,895	624,880	1,422,030

Net income	1,281,153	1,913,884	3,449,074	4,097,783

Less: net loss attributable to noncontrolling interest	(57,192)	(22,681)	(98,775)	(87,038)

Net income attributable to BEFUT International Co., Ltd.	$1,338,345	$1,936,565	$3,547,849	$4,184,821

Basic earnings per share	$0.05	$0.07	$0.12	$0.14
Diluted earnings per share	$0.05	$0.07	$0.12	$0.14

Weighted average number of common shares outstanding:
Basic	29,715,640	29,715,640	29,715,640	29,715,640
Diluted	29,715,640	29,786,677	29,715,640	29,771,813

The accompanying notes are an integral part of these consolidated financial statements.

BEFUT INTERNATIONAL CO., LTD.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2011	2010	2011	2010

Net income	$1,281,153	$1,913,884	$3,449,074	$4,097,783

Other comprehensive income
Foreign currency translation adjustment	253,748	598,078	938,828	1,341,096

Total comprehensive income	1,534,901	2,511,962	4,387,902	5,438,879

Less: comprehensive income attributable to noncontrolling interest	(117,664)	(22,177)	(85,883)	(27,374)

Comprehensive income attributable to BEFUT	$1,652,565	$2,534,139	$4,473,785	$5,466,253

The accompanying notes are an integral part of these consolidated financial statements.

BEFUT INTERNATIONAL CO., LTD.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	December 31,
	2011	2010
Cash flows from operating activities:
Net Income	$3,449,074	$4,097,783
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,696,929	1,583,652
Provision for bad debts	32,055	-
Changes in current assets and current liabilities:
Restricted cash	(4,269,171)	(2,239,572)
Accounts receivable	(6,116,666)	(7,894,969)
Inventory	(3,102,057)	(2,574,960)
Trade notes receivable	(61,068)	-
Advance payments for inventory	(1,116,944)	(1,066,359)
Prepaid VAT taxes	201,789	-
Other current assets	(256,571)	(2,258,178)
Accounts payable and accrued expenses	1,965,270	(176,022)
Trade notes payable	7,839,000	2,983,200
Advances from customers	2,826,813	450,523
Income taxes payable	561,937	1,391,612
Other taxes payable	654,086	248,962
Other current liabilities	1,576,171	1,785,585
Total adjustments	2,431,573	(7,766,526)

Net cash provided by (used in) operating activities	5,880,647	(3,668,743)

Cash flows from investing activities:
Advance payments for property and equipment	(137,516)	(104,131)
Due from related party	-	478,809
Additions to property and equipment	(3,667,024)	(795,418)
Loans to unrelated parties	(11,404,838)	(789,809)
Acquisition of intangible assets	-	(5,964)

Net cash used in investing activities	(15,209,378)	(1,216,513)

Cash flows from financing activities:
Due from factor	110,004	-
Bank loan security deposits	-	(26,849)
Loans from unrelated parties	852,539	1,819,753
Proceeds from short-term bank loans	17,674,984	8,975,000
Repayment of short-term bank loans	(7,024,500)	(6,130,476)
Due to shareholder	577,674	-
Repayment of long-term bank loan	(470,340)	(298,320)
Capital contribution from minority shareholder for Befut Zhong Xing	-	59,183
Capital contribution from minority shareholder for Befut Consultants	3,136	-

Net cash provided by financing activities	11,723,497	4,398,291

Effect of foreign currency translation on cash	98,379	(70,748)

Net increase (decrease) in cash and cash equivalents	2,493,145	(557,713)

Cash and cash equivalents – beginning	2,724,146	1,319,173

Cash and cash equivalents – ending	$5,217,291	$761,460

The accompanying notes are an integral part of these consolidated financial statements.

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Nature of Business

BEFUT International Co., Ltd., formerly known as Frezer, Inc. (“Frezer”), a former public shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended, was established under the laws of Nevada on May 2, 2005. The accompanying consolidated financial statements include the financial statements of BEFUT International Co., Ltd., its subsidiaries and the companies controlled by WFOE, as defined below (collectively, the “Company”). The Company’s primary business is to design, manufacture and sell industrial wires and cables.

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

On April 14, 2006, Dalian Marine Cable Co., Ltd. (“Dalian Marine Co.”) was incorporated in the PRC by Dalian Befut owning 86.6% of the equity interest. Dalian Marine Co. was formed to conduct marketing activities and produce marine cables for Dalian Befut. On February 25, 2011, Dalian Befut sold its entire 86.6% equity interest in Dalian Marine Co. to Mr. Fansheng Li, a noncontrolling shareholder of Dalian Marine Co., for RMB 17,320,000 (approximately $2.67 million) in cash. As part of the transaction, the applicable certifications required for producing marine cables were transferred to WFOE. As Dalian Befut will continue to manufacture marine cables for the Company, the Company has determined that Dalian Befut’s sale of its equity interests in Dalian Marine Co. did not have any material impact on the Company’s financial position and operations.

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

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Nature of Business (continued)

In January 2010, Dalian Befut increased its investment capital to RMB14.7 million (approximately $2 million) with a transfer of intangible assets to Befut Zhong Xing on January 1, 2010 and raised its equity ownership percentage in Befut Zhong Xing to 73.5% Befut Zhong Xing manufactures switch appliances, including high/low voltage distribution cabinet switches and crane electronic control switches. The noncontrolling interest also increased its equity investment by contributing additional cash of RMB 5,000,000 (approximately $733,350). There were no equity transactions (purchasing or selling the noncontrolling interest) between the Company and the noncontrolling interest shareholders for the six months ended December 31, 2011.

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

Dalian Befut Wire & Cable Engineering and Research Co., Ltd. (“Befut Engineering and Research”) was established on August 26, 2011 by Dalian Befut under the laws of the PRC, with registered capital of RMB1,000,000 (approximately $156,500). The main business of Befut Engineering and Research is to engage in the research and development of cables and wires. It is to the Company’s advantage to apply for government subsidies if it has a separate entity dedicated to research and development.

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

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements

(Unaudited)

Note 2 – Summary of Significant Accounting Policies (continued)

Basis Of Presentation (continued)

The Company’s consolidated financial statements include the accounts of its controlled subsidiaries. All intercompany balances and transactions are eliminated in consolidation. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and the requirements of Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

In preparing the accompanying unaudited consolidated financial statements, the Company evaluated the period from December 31, 2011 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

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

Note 3– Restricted Cash

Cash balances in the amount of $7,914,149 and $3,565,859 were restricted as of December 31, 2011 and June 30, 2011, respectively. The balance of $1,270,337 as of December 31, 2011 was restricted as collateral for the construction loan obtained from the PRC National Development Bank Joint Equity Corporation. The balance of $787,000 as of December 31, 2011 was restricted as collateral for the short-term bank loan obtained from Bank of East Asia. The balance of $1,574,000 as of December 31, 2011 was restricted as collateral for trade notes payable issued by Bank of Yingkou. The balance of $3,148,000 as of December 31, 2011 was restricted as collateral for trade notes payable issued by China Minsheng Banking Corp.,Ltd.. The balance of $787,000 as of December 31, 2011 was restricted as collateral for trade notes payable issued by China Merchants Bank. The balance of $347,812 as of December 31, 2011 was restricted as collateral for letter of guarantee.

Note 4– Inventory

Inventory consisting of material, labor and manufacturing overhead as of December 31, 2011 and June 30, 2011 consists of the following:

	December 31,	June 30,
	2011	2011

Raw materials	$1,823,887	$1,963,765
Work in process	343,455	241,832
Finished goods	5,592,753	2,401,834
Total	$7,760,095	$4,607,431

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements

(Unaudited)

Note 5 – Loans to Unrelated Parties

As of December 31, 2011, the Company had outstanding loans to unrelated parties in the aggregate amount of $16,021,073, consisting of $12,390,105 to Dalian Haide Electric Power Equipment Co., Ltd, a research and development partner of the Company (“Dalian Haide”), $2,556,701 to Dalian Shipping Supporting Industrial Park Co., Ltd, a customer of the Company, $353,130 to Dalian Hongbang Trading Co., Ltd, a customer of the Company, $406,337 to Dalian Marine Cable Co., Ltd., a customer of the Company and $314,800 to Su Yijun, a customer of the Company. These loans are made to primarily fund working capital requirements of the borrowers and are payable on demand. In addition, the loans are unsecured and non-interest bearing.

As of June 30, 2011, the Company had outstanding loans to unrelated parties in the aggregate amount of $4,495,767, consisting of $4,031,667 to Dalian Haide and $464,100 to Dalian Shipping Supporting Industrial Park Co., Ltd, a customer of the Company. These loans are made to primarily fund working capital requirements of the borrowers and are payable on demand. In addition, the loans are unsecured and non-interest bearing.

Note 6 – Bank Loan Security Deposits

The Company obtained financing from various banks through third party guarantors. The Company is responsible to provide security deposits to third party guarantors per the agreements between the Company and the third guarantors. The balance of such bank loan security deposits as of December 31, 2011 and June 30, 2011 consisted of the following:

	December 31,	June 30,
	2011	2011

Bank loan security deposits – short-term	$933,382	$917,371
Bank loan security deposits – long-term	314,800	309,400
Total	$1,248,182	$1,226,771

Note 7 – Advance Payments for Inventory

As a common practice in the business environment of China, the Company is required to make advance payments to certain vendors for inventory. The advances for the purchase of inventory amounted to $3,176,074 and $2,024,943 as of December 31, 2011 and June 30, 2011, respectively.

Note 8 – Property and Equipment

Property and equipment as of December 31, 2011 and June 30, 2011 consisted of the following:

	December 31,	June 30,
	2011	2011

Buildings	$21,244,985	$20,880,553
Machinery and equipment	14,388,180	13,737,259
Office equipment and furniture	556,409	505,084
Vehicles	613,292	602,771
Subtotal	36,802,866	35,725,667
Less: Accumulated depreciation	4,582,408	3,504,649
	32,220,458	32,221,018
Add: Construction in progress	7,510,458	4,228,300

Total	$39,730,916	$36,449,318

Depreciation expense for the three months ended December 31, 2011 and 2010 was $511,286 and $503,245, respectively. Depreciation expense for the six months ended December 31, 2011 and 2010 was $1,015,047 and $936,460, respectively.

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements

(Unaudited)

Note 9 – Advance Payments – Research and Development

As a common practice in the business environment of China, the Company is required to make advance payments for goods or services that will be used in future research and development activities. The Company made the original advance payments for research and development to Dalian Haide in August 2008 for the development of twenty patents. The Company realizes the advance payments when certain progress targets are achieved, including, but not limited to, obtaining the intellectual property certificates issued by the PRC State Intellectual Property Office and passing the two-year declaration period, and related costs have been charged by the PRC State Intellectual Property Office to the Company. Such advance payments are amortized as research and development expense in the years in which the patents have passed the two- year declaration period. As of December 31, 2011 and June 30, 2011, the Company determined that these advance payments are recoverable.

Note 10 – Intangible Assets

Intangible assets as of December 31, 2011 and June 30, 2011 consisted of the following:

	December 31,	June 30,
	2011	2011

Software	$30,428	$29,906
Trademark	89,718	88,179
Land use rights	5,882,494	5,781,587
Patent	12,396,824	12,184,172
Subtotal	18,399,464	18,083,844
Less: Accumulated amortization	3,700,363	2,964,145
Total	$14,699,101	$15,119,699

Amortization expense for the three months ended December 31, 2011 and 2010 was $342,016 and $326,576, respectively. Amortization expense for the six months ended December 31, 2011 and 2010 was $681,882 and $647,192, respectively.

Note 11 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of December 31, 2011 and June 30, 2011 consisted of the following:

	December 31,	June 30,
	2011	2011

Accounts payable	$6,651,507	$4,294,818
Accrued expenses	114,837	322,604
Total	$6,766,344	$4,617,422

The carrying value of accounts payable and accrued expenses approximate their fair values due to the short-term nature of these obligations.

Note 12 – Short-Term Bank Loans

Short-term bank loans consist of the following:

	December 31,	June 30,
	2011	2011
On September 14, 2010, the Company obtained a loan from Harbin Bank with a maturity date of September 13, 2011. The interest is paid monthly at a variable rate equal to 30% per annum above the floating base interest for loans of the same term issued by the People’s Bank of China, the PRC’s central bank. The average annual interest rate for the year ended June 30, 2011 was approximately 8.203%. The loan was secured by the Company’s property and equipment and was paid off by September 30, 2011.	$-	$3,094,000

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements

(Unaudited)

Note 12 – Short-Term Bank Loans (continued)

	December 31,	June 30,
	2011	2011

On October 21, 2010, the Company obtained a loan from the Dalian Economic Development Zone Xinhui Town Bank with a maturity date of October 20, 2011. The interest is paid monthly at a variable rate equal to 50% per annum above the floating base interest for loans of the same term issued by the People’s Bank of China. The average annual interest rate for the year ended June 30, 2011 was approximately 9.465%. The loan was secured by the Company’s inventory and was paid off by December 31, 2011	$-	$1,531,530

On November 11, 2010, the Company obtained a loan from the Bank of Dalian with a maturity date of November 10, 2011. The interest is paid monthly at a variable rate equal to 30% per annum above the floating base interest for loans of the same term issued by the People’s Bank of China. The average annual interest rate for the year ended June 30, 2011 was approximately 8.203%. The loan was guaranteed by Dalian Zhongdingxin Investment Guarantee Co., Ltd., an unaffiliated third party and was paid off by December 31, 2011.	$-	$1,547,000

On November 23, 2010, the Company obtained a loan from the Bank of Dalian with a maturity date of November 22, 2011. The interest is paid monthly at a variable rate equal to 10% per annum above the floating base interest for loans of the same term issued by the People’s Bank of China. The average annual interest rate for the year ended June 30, 2011 was approximately 6.941%. The loan was guaranteed by Dalian Tiansi Joint Guarantee Co., Ltd., an unaffiliated third party and was paid off by December 31, 2011.	$-	$1,547,000

On January 10, 2011, the Company obtained a loan from the Bank of East Asia with a maturity date of July 10, 2011. The interest is paid monthly at a variable rate equal to 30% per annum above the floating base interest for loans of the same term issued by the People’s Bank of China. The average annual interest rate for the year ended June 30, 2011 was approximately 7.605%. The loan was secured by the Company’s accounts receivables and was paid off by September 30, 2011.	$-	$2,320,500

On June 23, 2011, the Company obtained a loan from the Bank of East Asia with a maturity date of December 22, 2011. The interest is paid monthly at a variable rate equal to 30% per annum above the floating base interest for loans of the same term issued by the People’s Bank of China. The average annual interest rate for the year ended June 30, 2011 was approximately 7.605%. The loan was secured by the Company’s accounts receivables and was paid off by December 31, 2011.	$-	$1,547,000

On December 26, 2011, the Company obtained a loan from the Bank of East Asia with a maturity date of June 25, 2012. The interest is paid monthly at a variable rate equal to 30% per annum above the floating base interest for loans of the same term issued by the People’s Bank of China. The average interest rate for the six months ended December 31, 2011 was approximately 7.93%. The loan is secured by the Company’s accounts receivables.	$1,574,000	$-

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements

(Unaudited)

Note 12 – Short-Term Bank Loans (continued)

	December 31,	June 30,
	2011	2011
On December 30, 2011, the Company obtained a loan from the Bank of East Asia with a maturity date of June 29, 2012. The interest is paid monthly at a variable rate equal to 30% per annum above the floating base interest for loans of the same term issued by the People’s Bank of China. The average interest rate for the six months ended December 31, 2011 was approximately 7.93%. The loan is secured by the Company’s accounts receivables.	$2,361,000	$-

On July 19, 2011, the Company obtained a loan from China Merchants Bank with a maturity date of January 18, 2012. The interest is paid monthly at a variable rate equal to 30% per annum above the floating base interest for loans of the same term issued by the People’s Bank of China. The average interest rate for the six months ended December 31, 2011 was approximately 7.93%. The loan is secured by the Company’s accounts receivables.	$2,361,000	$-

On July 29, 2011, the Company obtained a loan from Industrial and Commercial Bank of China with a maturity date of January 28, 2012. The interest is paid monthly at a variable rate equal to 20% per annum above the floating base interest for loans of the same term issued by the People’s Bank of China. The average interest rate for the six months ended December 31, 2011 was approximately 7.32%. The loan is secured by the Company’s accounts receivables.	$1,416,600	$-

On September 16, 2011, the Company obtained a loan from Industrial and Commercial Bank of China with a maturity date of March 15, 2012. The interest is paid monthly at a variable rate equal to 20% per annum above the floating base interest for loans of the same term issued by the People’s Bank of China. The average interest rate for the six months ended December 31, 2011 was approximately 7.32%. The loan is secured by the Company’s accounts receivables.	$1,621,220	$-

On November 1, 2011, the Company obtained a loan from Industrial and Commercial Bank of China with a maturity date of April 30, 2012. The interest is paid monthly at a variable rate equal to 20% per annum above the floating base interest for loans of the same term issued by the People’s Bank of China. The average interest rate for the six months ended December 31, 2011 was approximately 7.32%. The loan is secured by the Company’s accounts receivables.	$1,322,160	$-

On September 23, 2011, the Company obtained a loan from Harbin Bank with a maturity date of September 22, 2012. The interest is paid monthly at a variable rate equal to 20% per annum above the floating base interest for loans of the same term issued by the People’s Bank of China. The average interest rate for the six months ended December 31, 2011 was approximately 7.872%. The loan is secured by the Company’s property and equipment.	$3,148,000	$-

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements

(Unaudited)

Note 12 – Short-Term Bank Loans (continued)

	December 31,	June 30,
	2011	2011
On September 27, 2011, the Company obtained a loan from Jilin Bank with a maturity date of September 26, 2012. The interest is paid monthly at a variable rate equal to 30% per annum above the floating base interest for loans of the same term issued by the People’s Bank of China. The average interest rate for the six months ended December 31, 2011 was approximately 8.528%. The loan is guaranteed by a third party Dalian Fangyuan Financial Guarantee Co., Ltd.	$3,148,000	$-

On December 7, 2011, the Company obtained a loan from Bank of Dalian with a maturity date of December 6, 2012. The interest is paid monthly at a variable rate equal to 30% per annum above the floating base interest for loans of the same term issued by the People’s Bank of China. The average interest rate for the six months ended December 31, 2011 was approximately 8.528%.	$4,722,000	$-

On December 1, 2011, the Company obtained a loan from Dalian Economic Development Zone Xinhui Town Bank with a maturity date of November 30, 2012. The interest is paid monthly at a variable rate equal to 50% per annum above the floating base interest for loans of the same term issued by the People’s Bank of China. The average interest rate for the six months ended December 31, 2011 was approximately 9.465%. The loan is secured by the Company’s inventory.	$787,000	$-

Total	$22,460,980	$11,587,030

Note 13 – Loans From Unrelated Parties

These loans are based on good-faith, and are non-interest bearing and payable on demand. There are no financial or non-financial covenants associated with these loans. The proceeds from these loans are utilized for working capital. As of December 31, 2011 and June 30, 2011, the Company had outstanding loans from unrelated parties of $4,244,118 and $3,364,992, respectively.

Note 14 – Trade Notes Payable

Trade notes payable consist of non-interest bearing promissory notes issued in connection with the acquisition of certain inventory. Balances outstanding as of December 31, 2011 and June 30, 2011 were $11,018,000 and $3,094,000, respectively.

Note 15 – Advances from Customers

As a common practice in the business environment of China, the Company is required to receive advance payments from customers. The advances from customers amounted to $6,168,590 and $3,273,647 as of December 31, 2011 and June 30, 2011, respectively.

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements

(Unaudited)

Note 16 – Long-Term Bank Loans

Long-term bank loans consist of the following:

	December 31,	June 30,
	2011	2011
On November 2, 2009, Dalian Befut entered into a Loan Agreement with the PRC National Development Bank Joint Equity Corporation (“NDB”) pursuant to which Dalian Befut borrowed RMB100,000,000 (approximately $15,470,000) from NDB (the “Loan”), The term of the Loan is seven years, with a maturity date of November 1, 2016. The interest rate is a variable rate equal to 5% per annum above the floating base interest for loans of the same term promulgated by the People’s Bank of China. The average interest rate for the six months ended December 31, 2011 was approximately 7.245%. The Loan was designated to finance the construction of Dalian Befut’s planned specialty cable production lines with a production capacity of 4,000 km. The Loan was secured by, among other liens, a first priority lien on Dalian Befut’s land use right and its building property ownership and guaranteed by, among other guarantees, Mr. Hongbo Cao and Mr. Tingmin Li, Dalian Befut’s two major shareholders.	$14,638,200	$14,851,200

Total	$14,638,200	$14,851,200

Less: Current portion	2,203,600	1,082,900

Total noncurrent portion	$12,434,600	$13,768,300

Note 17 – Government Subsidy Income

Government subsidy income for the six months ended December 31, 2011 and 2010 consisted of the following:

	For the Six Months Ended December 31,
	2011	2010

Appropriation of Technology Innovation Subsidy	$211,653	$215,089
Newly Identified Municipal Technical Center Subsidy	-	74,580
Value added tax refund for employing physically-challenged workers	74,079	26,973
Total	$285,732	$316,642

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

BEFUT INTERNATIONAL CO., LTD.

Notes to Consolidated Financial Statements

(Unaudited)

Note 18 –Earnings Per Share (continued)

	For the Three Months Ended December 31,
	2011	2010

Net income attributable to BEFUT International Co., Ltd.	$1,338,345	$1,936,565

Weighted average common shares (denominator for basic earnings per share)	29,715,640	29,715,640

Effect of dilutive securities:
Warrants	-	71,037

Weighted average common shares (denominator for diluted earnings per share)	29,715,640	29,786,677

Basic earnings per share	$0.05	$0.07
Diluted earnings per share	$0.05	$0.07

	For the Six Months Ended December 31,
	2011	2010

Net income attributable to BEFUT International Co., Ltd.	$3,547,849	$4,184,821

Weighted average common shares (denominator for basic earnings per share)	29,715,640	29,715,640

Effect of dilutive securities:
Warrants	-	56,173

Weighted average common shares (denominator for diluted earnings per share)	29,715,640	29,771,813

Basic earnings per share	$0.12	$0.14
Diluted earnings per share	$0.12	$0.14

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

Note 20– Income Taxes

The Company is a Nevada corporation and conducts all of its business through its Chinese subsidiaries. The Company’s business is conducted solely in the PRC. As the Company is a U.S. holding company, it has not recorded any income for the years ended December 31, 2011 and 2010, there was no provision or benefit for U.S. income tax purpose.

The Company is governed by the Income Tax Law of the PRC concerning private-run enterprises, which are generally subject to a statutory tax rate of 25% and were previously, until January 2008, subject to a statutory tax rate of 33% (30% state income tax plus 3% local income tax) on income reported in the statutory statements after appropriate tax adjustments.

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the PRC (the “New CIT Law”), which became effective from January 1, 2008. Under the New CIT Law, the corporate income tax rate applicable to all companies, including both domestic and foreign-invested companies, is 25%, replacing the previous applicable tax rate of 33%. For the six months ended December 31, 2011 and 2010, the income tax provision for the Company was $624,880 and $1,422,030, respectively.

In July 2006, the FASB issued FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company does not recognize any benefits in the financial statements for the six months ended December 31, 2011 and 2010.

On May 20, 2011, one of the Company’s operating entities in China was approved for preferred tax treatment due to its being recognized as High-Tech enterprise. In accordance with the Income Tax Law of the People’s Republic of China, a High-Tech enterprise is eligible for a 2 year tax exemption and a 50% tax reduction for 3 years thereafter. The tax exemption for that entity was retroactively effective from January 1, 2009 through December 31, 2010. The 50% tax reduction became effective on January 1, 2011 and is valid through December 31, 2013.

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

Note 23 – Risk of Concentration and Credit Risk

For the six months ended December 31, 2011, five vendors accounted for approximately 55% of the Company’s purchases of raw materials, while for the six months ended December 31 2010, five vendors accounted for approximately 76% of the Company’s purchases of raw materials. Total purchases from these vendors were $15.28 million and $20.23 million for the six months ended December 31, 2011 and 2010, respectively.

For the six months ended December 31, 2011, five major customers accounted for $8.5 million in sales, or approximately 28% of the Company’s total sales. For the six months ended December 31, 2010, five customers accounted for $6.92 million in sales, or approximately 24% of the Company’s total sales.

Financial instruments which potentially subject the Company to credit risk consist principally of cash on deposit with financial institutions. Management believes that the financial institutions that hold the Company’s cash and cash equivalents are financially sound and minimal credit risk exists with respect to these investments.

Note 24 – Supplemental Cash Flow Disclosures

The following is supplemental information relating to the consolidated statements of cash flows:

	For the Six Months Ended December 31,
	2011	2010

Cash paid for interest	$1,430,085	$357,993
Cash paid for income taxes	$55,774	$-

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We believe that we are one of the most competitive manufacturers of specialty cables in northeastern China. For the six months ended December 31, 2011, approximately 35% of our revenues were generated from traditional cable, about 58% of revenues were generated from specialty cable and about 7% of revenues were generated from our switch application business. Our cable products consist of (i) traditional electric power system cable and (ii) an assortment of specialty cable, including marine cable, mining specialty cable, and petrochemical cable. Our switch application business consists mainly of high and low voltage distribution cabinet switches and crane electronic control switches, which products complement our cable product offerings.

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

Results of Operations

Three and six months ended December 31, 2011 compared to three and six months ended December 31, 2010

The following table summarizes the results of our operations during the three-month and six-month periods ended December 31, 2011 and December 31, 2010, respectively and provides information regarding the dollar and percentage increase or decrease from the three-month and six-month period ended December 31, 2011 compared to the three-month and six-month period ended December 31, 2010.

Item	Three-months ended December 31, 2011	Three-months ended December 31, 2010	% Change	Six months ended December 31, 2011	Six months ended December 31, 2010	% Change
Sales	$13,382,645	$14,871,164	-10%	$30,255,721	$30,801,975	-2%
Cost of sales	$10,056,846	$10,954,272	-8%	$22,479,087	$22,625,032	-1%
Gross profit	$3,325,799	$3,916,892	-15%	$7,776,634	$8,176,943	-5%
Total operating expenses	$1,281,884	$1,181,902	8%	$2,598,980	$2,232,129	16%
Total other income/(expenses)	$(521,176)	$(206,211)	153%	$(1,103,700)	$(425,001)	160%
Net income	$1,338,345	$1,936,565	-31%	$3,547,849	$4,184,821	-15%
Gross profit margin	24.85%	26.34%	-1%	25.70%	26.55%	-1%
Basic earnings per share	$0.05	$0.07	-29%	$0.12	$0.14	-14%
Diluted earnings per share	0.05	0.07	-29%	0.12	0.14	-14%
Basic weighted average shares outstanding	29,715,640	29,715,640	0%	29,715,640	29,715,640	0%
Diluted weighted average shares outstanding	29,715,640	29,786,677	0%	29,715,640	29,771,813	0%

Three months ended December 31, 2011 as compared to three months ended December 31, 2010

Sales

Our sales for the three months ended December 31, 2011 were $13,382,645, representing a decrease of $1,488,519, or 10%, as compared to the three months ended December 31, 2010. Approximately $0.8 million of the decrease was attributable to the decrease in sales of our traditional cable products and $0.8 million was attributable to the decrease in sales of our switch appliance business. Our decrease in total sales was partially offset by increased sales of our specialty cable products, which were approximately $7.8 million, representing an increase of approximately $0.1 million, as compared to the three months ended December 31, 2010.

The decrease in sales was primarily due to the weaker sales of our traditional cable products and switch appliances. During the three months ended December 31, 2011, the price of copper decreased substantially. Copper, our main raw material, constitutes approximately 70%-80% of the raw material components in our cable products. As the purchase price of our products is based on the raw materials including copper at the time of the order placement while copper price had been experiencing fluctuation, so certain customers adopted a wait-and-see attitude and delayed their orders during this period.

The percentage of total sales that was attributable to sales of specialty cable, traditional cable and switch appliances for the three months ended December 31, 2011 was approximately 59%, 37% and 4%, representing an increase of approximately 9%, a decrease of approximately 4% and a decrease of approximately 5%, respectively, as compared to the percentage of total sales each of the respective category represents during three months ended December 31, 2010. Fluctuations in product percentages are mainly due to the changes in the product demand from our customers.

Cost of Sales

Cost of sales includes the expenses incurred to produce inventory for sale, including raw materials, direct labor, depreciation of manufacturing facilities and machinery, overheads, amortization of land use right as well as changes in reserves for shrinkage and inventory obsolescence. Our cost of sales for the three months ended December 31, 2011 was $10,056,846, a decrease of $897,426, or 8%, as compared to the three months ended December 31, 2010. This decrease was mainly due to the decrease in sales.

Gross Profit

Gross profit for the three months ended December 31, 2011 was $3,325,799, representing a decrease of $591,093, or 15%, as compared to the three months ended December 31, 2010. Gross profit margin was 24.9% for the three months ended December 31, 2011, representing a decrease of 1.5%, as compared to the three months ended December 31, 2010. The decrease in gross profit margin was primarily attributable to the decreases in margins of our specialty (in particular, petrochemical) cable and traditional cable products, which were by 4% and 3%, respectively, as compared to the same period in 2010. We lowered our selling prices of those cable products in an effort to develop new customers for more market shares. The gross profit margin of each category of our products for the three months ended December 31, 2011 was approximately 33% for specialty cable, 15% for traditional cable and 10% for switch appliances, as compared to gross profit margins of approximately 37% for specialty cable, 18% for traditional cable and 6% for switch appliances for three months ended December 31, 2010.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of salaries and bonuses for sales personnel, advertising and promotion expenses, freight charges, related compensation and professional fees, and amortization expenses. Selling expenses were $177,529 in the three months ended December 31, 2011, as compared to $149,643 in the three months ended December 31, 2010, representing an increase of $27,886, or 19%. The increase in selling expenses was mainly due to the increase in transportation expenses. This was because the payment obligation of the transportation expenses for most of our products shifted from our clients to us during the quarter ended December 31, 2011. General and administrative expenses were $1,104,355 for the three months ended December 31, 2011, an increase of $72,096, or 7%, as compared to the three months ended December 31, 2010.

Income from Operations

Our operating income was $2,043,915 for the three months ended December 31, 2011, a decrease of $691,075, or 25%, as compared to $2,734,990 for the three months ended December 31, 2010. The decrease was due to the decrease of gross profit and the increase of selling, general and administrative expenses as set forth above.

Government Subsidy

For the three months ended December 31, 2011, we received subsidies from various PRC governmental bureaus in the aggregate amount of $100,138 while we received subsidies of $180,155 in the three months ended December 31, 2010. The subsidies received by the Company in the quarter ended December 31, 2011 consisted of a refund of $21,238 for value added taxes paid by the Company in 2011 and $78,900 received from the Appropriation of Technology Innovation Fund of the Department of Finance of Liaoning Province.

Interest Expense

Interest expense was $838,898 for the three months ended December 31, 2011, an increase of $344,046, or 70%, as compared to $494,852 for the three months ended December 31, 2010. The increase of the interest expense was mainly due to the significant increase in short-term bank loans that we have obtained for the three months ended December 31, 2011, as compared to the three months ended December 31, 2010.

Income Taxes

For the three months ended December 31, 2011, our business operations were conducted solely by WFOE, Dalian Befut and its subsidiaries, and as such, we were governed by the PRC Enterprise Income Tax Laws (the “EIT Law”). China enterprise income tax is calculated based on taxable income determined under Chinese generally accepted accounting principles. In accordance with the EIT Law, a Chinese domestic company is subject to taxes, including but not limited to: (i) an enterprise income tax rate of 25% and (ii) a value added tax of 17% on the goods sold.

Provision for income taxes was $241,586 for the three months ended December 31, 2011, a decrease of $373,309, or 61%, compared to $614,895 for the three months ended December 31 , 2010. The decrease is a result of the Company being granted, on May 20, 2011, an income tax holiday at a rate of 12.5%, as opposed to the regular income tax of 25% for a typical PRC enterprise, which became retroactively effective on January 1, 2011 and is valid until December 31,2013.

Net Income

Net income for the three months ended December 31, 2011 was $1,338,345, a decrease of $598,220, or 31%, as compared to net income of $1,936,565 for the three months ended December 31, 2010. The decrease was mainly attributable to the decrease of $691,075 in income from operations and the increase of $344,046 in interest expense, which was partially offset by a decrease in income taxes of $373,309.

Six months ended December 31, 2011 as compared to six months ended December 31, 2010

Sales

Our sales for the six months ended December 31, 2011 were $30,255,721, representing a decrease of $546,254, or 2%, as compared to the six months ended December 31, 2010. Approximately $3.6 million decrease was attributable to the decrease in sales of our traditional cable products. Our decrease in total sales was partially offset by increased sales of our specialty cable products and our switch appliance business, which were approximately $2.8 million and $0.3 million for the period.

The decrease in sales was primarily due to the weaker sales of our traditional cable products as a result of the copper price fluctuation as explained above for our sales under the three months comparison..

The percentage of total sales that was attributable to sales of specialty cable, traditional cable and switch appliances for the six months ended December 31, 2011 was approximately 58%, 36% and 6%, representing an increase of approximately 10%, a decrease of approximately 11% and an increase of approximately 1%, respectively, as compared to percentage of total sales each of the respective category represents during the six months ended December 31, 2010. Fluctuations in our products’ sale percentages are mainly due to the changes in the product demand from our customers.

Cost of Sales

Cost of sales includes the expenses incurred to produce inventory for sale, including raw materials, direct labor, depreciation of manufacturing facilities and machinery, overheads, amortization of land use right as well as changes in reserves for shrinkage and inventory obsolescence. Our cost of sales for the six months ended December 31, 2011 was $22,479,087, a decrease of $145,945, or 1%, as compared to the six months ended December 31, 2010.

Gross Profit

Gross profit for the six months ended December 31, 2011 was $7,776,634, representing a decrease of $400,309, or 5%, as compared to the six months ended December 31, 2010. Gross profit margin was 25.7% for the six months ended December 31, 2011, representing a decrease of 0.9%, as compared to the six months ended December 31, 2010. The decrease in gross profit margin was primarily due to the slight decreases in margins of our specialty cable and traditional cable products, which were by 2% and 4% respectively, as compared to the same period in 2010. The gross profit margins of each category of our products for the six months ended December 31, 2011 was approximately 34% for specialty cable, 15% for traditional cable and 9% for switch appliances, as compared to gross profit margins of approximately 36% for specialty cable, 19% for traditional cable and 7% for switch appliances for six months ended December 31, 2010.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of salaries and bonuses for sales personnel, advertising and promotion expenses, freight charges, related compensation and professional fees, and amortization expenses. Selling expenses were $333,285 in the six months ended December 31, 2011, as compared to $188,250 in the six months ended December 31, 2010, representing an increase of $145,035, or 77%. The increase in selling expenses was mainly due to the increase in transportation expenses as explained under the same heading of our three months comparison above. General and administrative expenses were $2,265,695 for the six months ended December 31, 2011, an increase of $221,816, or 11%, as compared to the six months ended December 31, 2010. The increase of general and administrative expenses was mainly due to the increased expense from WFOE. The manufacturing overhead recorded as general and administrative expense instead of cost of sales since WFOE generated nominal sales for the period ended September 30, 2011.

Income from Operations

Our operating income was $5,177,654 for the six months ended December 31, 2011, a decrease of $767,160, or 13%, as compared to $5,944,814 for the six months ended December 31, 2010. The decrease was due to the decrease of gross profit and the increase of selling, general and administrative expenses.

Government Subsidy

For the six months ended December 31, 2011, we received subsidies from various PRC governmental bureaus in the aggregate amount of $285,732 while we received subsidies of $316,642 in the six months ended December 31, 2010. The subsidies received by the Company in the six months ended December 31, 2011 consisted of a refund of $74,079 for value added taxes paid by the Company in 2011 and $211,653 received from the Appropriation of Technology Innovation Fund of the Department of Finance of Liaoning Province.

Interest Expense

Interest expense was $1,612,194 for the six months ended December 31, 2011, an increase of $722,440, or 81%, as compared to $889,754 for the six months ended December 31, 2010. The increase of the interest expense was mainly due to the significant increase in short-term bank loans that we have obtained for the six months ended December 31, 2011, as compared to the six months ended December 31, 2010.

Income Taxes

For the six months ended December 31, 2011, our business operations were conducted solely by WFOE, Dalian Befut and its subsidiaries, and as such, we were governed by the EIT Law. China enterprise income tax is calculated based on taxable income determined under Chinese generally accepted accounting principles. In accordance with the EIT Law, a Chinese domestic company is subject to taxes, including but not limited to: (i) an enterprise income tax rate of 25% and (ii) a value added tax of 17% on the goods sold.

Provision for income taxes was $624,880 for the six months ended December 31, 2011, a decrease of $797,150, or 56%, compared to $1,422,030 for the six months ended December 31, 2010. The decrease is a result of the Company being granted, on May 20, 2011, an income tax holiday at a rate of 12.5%, as opposed to the regular income tax of 25% for a typical PRC enterprise, which became retroactively effective on January 1, 2011 and is valid until December 31, 2013.

Net Income

Net income for the six months ended December 31, 2011 was $3,547,849, a decrease of $636,972, or 15%, as compared to net income of $4,184,821 for the six months ended December 31, 2010. The decrease was mainly attributable to the decrease of $767,160 in income from operations and the increase of $722,440 in interest expense, which was partially offset by a decrease in income taxes of $797,150.

Liquidity and Capital Resources

Selected Measures of Liquidity and Capital Resources

The following table sets forth certain relevant measures regarding our liquidity and capital resources:

(dollars in thousands, except ratios)	December 31, 2011	June 30, 2011

Cash and cash equivalents and restricted cash	$13,131	$6,290

Working capital	$11,521	$11,502

Ratio of current assets to current liabilities	1.2:1	1.4 :1

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

Cash Flows

We had a net increase of $3,050,858 in cash and cash equivalents from June 30, 2011 to December 31, 2011. The following table summarizes such changes:

	For the six months ended
	December 31, 2011	December 31, 2010
Net cash provided (used in) operating activities	$5,880,647	$(3,668,743)
Net cash used in investing activities	$(15,209,378)	$(1,216,513)
Net cash provided by financing activities	$11,723,497	$4,398,291
Net increase (decrease) in cash, cash equivalents	$2,493,145	$(557,713)

Operating Activities

We received net cash of $5,880,647 from our operating activities for the six months ended December 31, 2011, as compared to net cash of $3,668,743 used in the six months ended December 31, 2010. Although the net income for the six months ended December 31, 2011 was $3,449,074, representing a decrease of $648,709, as compared to net income of $4,097,783 for the six months ended December 31, 2010, we still received net cash of $5,880,647 from our operating activities. The positive operating cash flow was primarily due to the increase of accounts receivable, accounts payable, other current assets, trade notes payable and advances from customers. However, the decrease of restricted cash and income taxes payable were partially offset the increase of cash provided by operating activities.

Investing Activities

The net cash used in our investment activities in the six months ended December 31, 2011 was $15,209,378, representing an increase of $13,992,865, as compared to $1,216,513 in the six months ended December 31, 2010. The increase was mainly due to, among other things, cash used in connection with the construction of the Phase II Changxing Facility and loans to unrelated parties.

Financing Activities

The net cash provided by our financing activities in the six months ended December 31, 2011 was $11,723,497, representing an increase of $7,325,206 as compared to $4,398,291 in the six months ended December 31, 2010. The increase was mainly due to approximately $8.7 million in short term bank loans, which was partially offset by a decrease of $1 million in loans from unrelated parties.

Financial Obligations

As of December 31, 2011, our outstanding loans were as follows:

Creditors	Loan Amount	Interest Rate		Term	Maturity Date

China Merchants Bank	$2,361,000	7.93	%*	6 months	01/18/12

Industrial and Commercial	$1,416,600	7.32	%&	6 months	01/28/12
Bank of China

Industrial and Commercial	$1,621,220	7.32	%&	6 months	03/15/12
Bank of China

Industrial and Commercial	$1,322,160	7.32	%&	6 months	04/30/12
Bank of China

Bank of East Asia	$1,574,000	7.93	%*	6 months	06/25/11

Bank of East Asia	$2,361,000	7.93	%*	6 months	06/29/11

Harbin Bank	$3,148,000	7.872	%&	1 year	09/22/12

Jilin Bank	$3,148,000	8.528	%*	1 year	09/26/12

Bank of Dalian	$4,722,000	8.528	%*	1 year	12/06/12

Xinhui Town Bank	$787,000	9.465	%+	1 year	11/30/12

PRC National Development	$14,638,200	7.245	%#	7 years	11/01/16
Bank Joint Equity
Corporation

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

Accounts Receivable

The balance of our accounts receivable was $24,584,186, net of allowance for doubtful accounts of $121,188, as of December 31, 2011, as compared to $18,166,580, net of allowance for doubtful accounts of $87,480, as of June 30, 2010. The days’ sales in receivables for the six months ended December 31, 2011 were 127 days, as compared to 78 days for the six months ended December 31, 2010.

Inventories

Inventories consisted of the following as of December 31, 2011 and June 30, 2010, respectively:

(dollars)	December 31, 2011	June 30, 2011
Category
Raw materials	$1,823,887	$1,963,765
Work-in-process	343,455	241,832
Finished goods	5,592,753	2,401,834
Total inventories	$7,760,095	$4,607,431

We had total inventory of $7,760,095 as of December 31, 2011, representing an increase of $3,152,664, or 68%, as compared to inventory of $4,607,431 as of June 30, 2011. Days’ purchase in inventory for the six months ended December 31, 2011 were 50 days, compared to 31 days for the six months ended December 31, 2010.

Off-Balance Sheet Arrangements

At December 31, 2011, we did not have any off-balance sheet arrangements.

Foreign Currency Exchange

For the six months ended December 31, 2011, the U.S. Dollar and RMB exchange rate fluctuated from RMB 6.4716 to 1 U.S. Dollar to RMB6.3009 to 1 U.S. Dollar, an increase of approximately 2.6% in the value of the RMB. As a result of the minimum appreciation of the RMB during this period, the Company believes that currency fluctuations have not had a material impact on the Company’s cash flows, revenues and financial condition.

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

Accounts Receivable

Accounts receivable are recorded net of allowance for doubtful accounts. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts.  Periodically, management assesses customer credit history and relationships as well as performs accounts receivable aging analysis. Based on the results, management determines whether certain balances are deemed uncollectible at the end of period. Using its past collection experience, the Company reserves 0.3% of accounts receivable balances that have been outstanding for less than one year, 3% of accounts receivable balances that have been outstanding for more than one year but less than two years, and 10% of accounts receivable balances that have been outstanding for more than two years. The Company generally provides customers with credit terms of three to four months. However, we provide our “large” customers, those with average annual specialty cable orders of over $7 million, with credit terms of five to six months. We generally do not conduct further business with customers that have significant unpaid accounts receivable balances beyond 12 months, unless we receive advance payments from such customers. As of December 31, 2011, the amount of our receivables ages less than one year and 1-2 years was $24,589,587 and $115,787, respectively.

As of December 31, 2011 and June 30, 2011, the Company had accounts receivable of $24,584,186 and $18,166,580, net of allowance for doubtful accounts of $121,188 and $87,480, respectively.

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

Under the OEM Agreements, Dalian Befut can only manufacture products for WFOE and cannot compete with WFOE in the same or similar lines of business. Dalian Befut is a captive manufacturer with the sole business purpose of providing manufacturing services to WFOE and is solely dependent on the business provided by WFOE, its primary beneficiary. As WFOE controls all of the potential and future risks and benefits of Dalian Befut, WFOE has the power to significantly impact the economic performance of Dalian Befut. Furthermore, while Messrs. Hongbo Cao and Tingmin Li are the two controlling shareholders of Dalian Befut, collectively owning an aggregate of 98.6% of the equity interests in Dalian Befut, the Company believes that, due to the OEM Agreements, WFOE, instead of Messrs. Cao and Li, has the power to direct the activities of Dalian Befut to significantly impact the economic performance of Dalian Befut. Based on the aforementioned assessment, Dalian Befut is a VIE of the Company under ASC 810-10-15-14-B.1. described above, and as such, is consolidated into the Company. Although the Company is only required to meet one criteria under ASC 810-10-15-14 in order to consolidate Dalian Befut, the Company believes that facts and circumstances exist that would allow it to meet certain other qualifying criteria set forth in ASC 810-10-15-14.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer reviewed and evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011 (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.

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

As a result of the material weakness identified with respect to our financial reporting and our ongoing efforts to remediate such weakness, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2011. As of the date of this report, we are undertaking the following steps to correct the aforementioned material weakness by:

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

Changes in Internal Control Over Financial Reporting

Since becoming aware of the material weakness described above after the quarter ended March 31, 2011, we have undertaken the aforementioned steps to remediate the weakness in our internal controls over financial reporting. Except for such efforts, there was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II          OTHER INFORMATION

Item 6.	Exhibits.

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEFUT INTERNATIONAL CO., LTD.

Date: February 14, 2012	By:	/s/ Hongbo Cao
Name: Hongbo Cao
Title: President and Chief Executive Officer
(principal executive officer)

Date: February 14, 2012	By:	/s/ Mei Yu
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
31.1 – Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 – Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 – Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 – Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS – XBRL Instance Document

101.SCH – XBRL Taxonomy Extension Schema Document

101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF – XBRL Taxonomy Extension Definition Linkbase Document

101.LAB – XBRL Taxonomy Extension Label Linkbase Document

101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document

